Form 10QSB
period 2002-06-30
OPTICAL CONCEPTS OF AMERICA INC
filed 2002-08-02
CIK 1031905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-29587

OPTICAL CONCEPTS OF AMERICA, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 North 29th Avenue, Suite 305, Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

(954) 923-4438
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 40,633,007 shares outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
Financial Statements
Balance Sheets	3
Statements of Operations and Accumulated Deficit	3
Statements of Cash Flows	4
Notes to the Financial Statements	5

OPTICAL CONCEPTS OF AMERICA, INC.
BALANCE SHEETS
	June 30, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$240	$-
Due to officer	4,819	-
Total liabilities	5,059	-
Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized; 40,633,007 shares issued and outstanding	40,633	40,633
Additional paid-in capital	381,275	381,275
Accumulated deficit	(426,967)	(421,908)
Total stockholders' equity	(5,059)	-
Total Stockholders' Equity and Liabilities	$-	$-
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June			For the Three Months Ended June
	2002	2001		2002	2001
Revenues	$-	$-	$		$-

Administrative expense	1,285	-		5,059	-

Net loss	$(1,285)	$-		$(5,059)	$-

Basic net income per share	$(0.00)	$-		$(0.00)	$-
Basic weighted average shares outstanding	40,633,007	40,633,007		40,633,007	40,633,007
Diluted net income per share	$(0.00)	$-		$(0.00)	$-
Diluted weighted average shares outstanding	40,633,007	40,633,007		40,633,007	40,633,007
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
		For the Six Months Ended June 30
		2002		2001
Cash Flow from operating activities:	$		$
Net income (loss)		(5,059)		-
Increase in accounts payable		240		-
Net cash provided by (used in) operating activities		(4,819)		-

Cash Flow from Investing activities:
Net cash provided by (used in) investing activities		-		-

Cash Flow from financing activities:
Advances from officer		4,819		-
Net cash provided by (used in) financing activities		4,819		-

Increase (decrease) in cash		-		-
Cash at the beginning of period		-		-
Cash at end of period		$-		$-

Supplemental Disclosure of Cash Flow Information:
Interest		$-		$-
Income Tax		$-		$-
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s registration statement on Form 10-SB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management’s Plan of Operation

The following discussion of the Company's plan of operation contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Business Overview
Optical Concepts of America, Inc. was originally incorporated on June 18, 1996, under the laws of the State of Florida under the name Celebrity Steakhouses, Inc. The Company changed its corporate name to Deerfield Financial Services, Inc. effective October 28, 1996. On January 31, 1998, Deerfield acquired all of the outstanding stock of Optical Concepts of America, Inc., a Delaware corporation, which was formed on April 30, 1996, under a Stock Purchase Agreement in exchange for 750,000 shares of common stock of Deerfield. Prior to the acquisition, the Company had not commenced any active business operations. The Company adopted its current corporate name of Optical Concepts of America, Inc. on July 6, 1998. The description of business development under this subheading relates to the former business operations of Optical Concepts from January 1998 until it ceased such business operations at the end of 2000. Optical Concepts is sometimes referred to as the Company or "OCA", and its current business activities is to seek new business opportunities, which is described under subheading "New Business of the Company".

The Company had been operated as a holding company until December 2000, through its former wholly-owned subsidiary, Optical Concepts of America, Inc., which was engaged in the development, design and marketing of a collection of fashionable prescription eyeglass frames as well as a line of upscale, ready-to-wear, non-prescription reading eyewear.

The Company's business strategy from the beginning of 1998 until the end of 2000 had been to take advantage of several niche market opportunities in the optical industry which it believed it could successfully pursue involving the design and distribution of quality prescription eyewear frames and ready-to-wear reading eyewear. The Company's business operations were focused on selling its products  in the growing budget fashion optical market and the ready-to-wear reading eyewear market, in which markets it intended to capture significant market share through its "Bravo Eyewear" division and its "ADEA Readers" division. The Company had intended to offer a diverse line of products targeted primarily to managed vision care groups, optometrists, opticians and discount retailers. In addition to the Company's initial intent to strengthen and maintaining its then existing business derived through the Bravo Eyewear and ADEA Readers product lines, the Company also planned to broaden its focus to include the development and/or acquisition of one or more related and/or non-related product or service businesses in order to enhance the Company's overall business potential.

The Company was not successful in pursuing its business of designing and distributing eyewear. Further, there can be no assurances that, should Marc Baker, who became the Company's sole officer and director in December 2000 and is its principal shareholders, successfully identify an appropriate acquisition or business opportunity unrelated in scope to the Company's prior business operations, that it will be able to fund such acquisition or business opportunity.

New Business of the Company

The Company incurred significant losses during 1999 and 2000, and the former management believed that these losses would continue and would even possibly increase. As a result, it was determined by former management that it was in the Company's best interests to divest its formerly wholly-owned subsidiary, Optical Concepts of America, Inc.. The former management did  not believe that it could continue to sustain operating losses and secure enough funding to finance the Company's operations. The former management believed that the divestiture of the Company's wholly-owned subsidiary would permit it to reallocate its resources to seeking new business opportunities by entering into a business combination with potentially profitable operations, which efforts the management believed to be in the best interest of the shareholders.

Following the divestiture of its wholly-owned subsidiary, the Company had no source of funding to pay for its limited operating expenses until Mr. Baker was elected as a director and sole officer in December 2000. Since December 2000 throughout the date of this registration statement, Mr. Baker has paid a total of approximately $6,500 of our expenses which principally consisted of accounting fees. In December 2000, we issued to Mr. Baker a total of 35,000,000 restricted shares, or 86.13% or our issued and outstanding shares, at par value, for the purpose of his gaining voting control. The expenses paid by Mr. Baker were not accounted for as liabilities and but rather have been deemed by Mr. Baker to constitute part of his cost of acquiring control. Also see the discussions under Part I, Item 2, "Management's Plan of Operation" and Item 5, "Directors, Executive Officers, Promoters and Control Persons" and Part II, Item 4 "Recent Sales of Unregistered Securities"  and Item 8, "Certain Relationships and Related Transactions" below.

The Company had no source of funding of any expenses until Mr. Baker was elected as a director and sole officer, and since his election Mr. Baker has paid a total of approximately $5,000 of our expenses which principally consisted of accounting fees.

Plan of Operation

As the result of our divestiture of our operating subsidiary, we have no present operations and as a result we have redirected our efforts and limited resources to seeking potential new business opportunities or business transactions with other companies.

Following our divestiture of our wholly-owned subsidiary, our new management consisting of our sole officer Mr. Baker, considers to pursue new business opportunities, including the possibility of entering into a business combination. We did not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall base our determination to consider and proceed with a business opportunity.

Our common stock became subject for quotation on the OTC:BB under the symbol "OICU" on July 26, 2002. Ever since, there has not been any trading activity in our common stock, notwithstanding the fact that our common stock is quoted.

At the present time, Mr. Baker is our sole officer and director. If we decide to seek to acquire another business or otherwise pursue a business opportunity, we would have substantial flexibility in identifying and selecting a prospective business. As a result, we would be entirely dependent on the judgment of Mr. Baker in connection with the selection process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the the business opportunity; (viii) degree of current or potential market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of any business opportunity was or would be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by Mr. Baker in connection with effecting prospective new business opportunities. In connection with an evaluation of a prospective or potential business opportunities, Mr. Baker, with the possible assistance of an independent investment banking firm, or third party consultants, may consider to conduct a due diligence review.

The time and costs required to pursue new business opportunities or to seek to acquire other businesses, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws, was  ascertained with any degree of certainty.

Our current executive officer and director intends to does not intend to devote full time the the Company but does intend to devote an appropriate portion of his time to our affairs and, accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain. However, Mr. Baker will devote such time as he deems reasonably necessary to carry out our business affairs including our pursuit of business opportunities necessary to commence operations, although no assurance can be made that we will be successful in our efforts. We cannot project the percentage of his time that he will actually devote to the Company's business and affairs. See the discussion under "Business Experience of Principal" below.

As a general rule, if we decide to enter into a business combination, Federal and state tax laws and regulations have a significant impact upon the structuring of a business combination. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us and our shareholders. There can be no assurance that the Internal Revenue Service or state tax authorities will ultimately agree with our tax treatment of a potential business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us and our shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a potential business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Following the filing of our registration statement on Form 10-SB/12g under the Exchange Act, we became a reporting company under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company typically covering the last two fiscal two years. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded to the shareholders of a prospective acquisition under the laws of the state under which the prospective business is organized. This may prove to be deterrent to a particular business combination. In addition, under the laws of the State of Florida, and Florida Statute Section 607.1103, a business combination, including a merger or share exchange, generally requires the approval by a majority of all votes entitled to vote. However, Section 607.1103 (7) provides that "unless required by its articles of incorporation, action by shareholders of the surviving corporation on a plan of merger is not required if: (a) the articles of incorporation of the surviving corporation will not differ . . . from its articles before the merger; and (b) each shareholder of the surviving corporation whose shares were outstanding immediately prior to the effective date of the merger will hold the same number of shares with identical designations, preferences, limitations and relative rights, immediately after the merger". Our articles of incorporation do not require a shareholder vote for a business combination". See Exhibit 99.3 attached hereto.

Conflicts of Interest

Mr. Baker, our sole officer and director, is not required to commit his full time to our affairs and it is likely that he will not devote a substantial amount of time to our affairs. As a result, the consummation of a business combination may require a greater period of time than if he would devote his full time to our affairs. However, our sole officer and director will devote such time, as he deems reasonably necessary, in his sole discretion, to conduct our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a business combination. At the date of the filing of this Form 10-SB/12g/A, Mr. Baker is also serving as officer and director of other reporting companies. See "Business Experiences of Principal" below". As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a target business or are engaged in active negotiation and consummation of a business combination. Mr. Baker, our sole officer and director, has not identified and is not currently negotiating a business combination for us. In the future, Mr. Baker and other persons that may become associated with us may become affiliated with entities engaged in business activities similar to those we intend to conducted, including seeking potential business combinations. In such event, Mr. Baker and such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Florida, which is where we are incorporated, are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Baker may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor. Further, neither the Company nor Mr. Baker intend and the Company shall not enter into any transaction with any Target Business that is affiliated with Mr. Baker.

The Company has no agreement with Mr. Baker concerning restrictions other than restrictions related to state and federal securities laws in selling any of his shares until a business transaction is consummated.

Business Experience of Principal

Our present management consists of Marc Baker, who serves as our president, sole officer and director and a control shareholder, owning 86.13% of our issued and outstanding shares. Mr. Baker is a certified public accountant licensed in the State of Florida. During the past five years, Mr. Baker has had experience in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies with public non-operating companies. Certain of these public non-reporting companies involved in these transactions continued to be non-reporting companies under the Exchange Act after the transactions or became reporting companies and then ceased to report under the Exchange Act. However, Mr. Baker was not part of the post-transaction management in these non-reporting companies. Mr. Baker has also provided consulting services to  independent public accounting firms and attorneys in several transactions which services have facilitated other companies in becoming operating companies and in at least one instance becoming  and continuing to be a reporting company under the Exchange Act. Mr. Baker has also worked closely with the professionals engaged by the entities seeking to enter into business combinations, similar to those that we may pursue for the purpose of due diligence and evaluation of other businesses and conducting negotiations for business combinations.During the past five years, Mr. Baker served as an officer and director of companies each of which entered into a Business Combination.
(i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act. Pursuant to the transactions involving Life Industries, Mr. Baker was granted options to purchase 140,000 Life Industries shares, exercisable at a price of $.10. Mr. Baker exercised the options and sold the underlying shares at prices ranging from $.50 to $1.00;
(ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act. Pursuant to the transactions involving Stetson Oil, Mr. Baker was granted options to purchase 1,400,000 shares of Stetson exercisable at a price of $.50. Mr. Baker assigned his right to under the option with respect to 925,000 shares for consideration of $225,000 to a third party. The option with respect to the remaining 475,000 shares was exercised at $.50 which shares were sold at an average price of $.75 per share;
(iii) Skintek Labs, Inc., formerly known as Biologistics Inc. - Mr. Baker was an officer and director of  Biologistics Inc. which was a public non-operating company. When it entered into a merger agreement with Performance Brands, Inc. in 1999, it changed its name to Skintek Labs Inc. and became an operating company. Mr. Baker resigned as an officer and director of SKNT upon the merger.  Skintek Labs continued to be an operating and reporting company under the Exchange Act until the Share Transfer Agreement with PBI, at which time it became a non-operating company. Its shares are subject to quotation on the OTC:BB. Mr. Baker made total net cash advances to SKNT while he was merger consultant in the amount of $740,577 which were converted into 2,118,271 restricted SKNT shares. In addition, Mr. Baker was issued 6 million restricted shares in March 2001 in connection with the change in control as non-cash compensation which resulted in an expense of $1,200,000 during the first quarter of 2001;
(iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker acquired control of Union Chemical for $125,000 in cash and prior to Union Chemical entering into a merger agreement with HotYellow98.com, an operating company, Mr. Baker sold his interest in Union Chemical for $150,000 and resigned as president  prior to Union Chemical. Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999, but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act;
(v) National Venture Capital Fund, Inc. - Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001 and never received any compensation nor was he issued any shares or securities from this issuer;
(vi) BSD Healthcare, Inc. -  Mr. Baker is presently also serving as President and director of BSD Healthcare, Inc., a non-operating company, which is current in its reporting requirements under the Exchange Act. Mr. Baker was issued 6,750,000 restricted shares by BSD in December 2000  at par value. Mr. Baker has negotiated on behalf of BSD the sale or transfer of his control interest, pursuant to which BSD has changed its name to BSD Software and is expected to have a change in control; and
(vii) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2001. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. Mr. Baker was issued 2,300,000 restricted shares by Combined Professional Services none of which have been sold. It has recently concluded an acquisition of less than 5% interest in an operating company and is negotiating to acquire an additional interest in this entity.

Liquidity, Capital Resources and Capital Requirements for the next twelve Months

During the years 2001,2000 and throughout June 30, 2002, we raised no funds through the sale of securities. However, we issued 35,000,000 shares of restricted common stock to our president and sole director, Mr. Baker for no consideration. There has been no trading market in the Company's shares for approximately the past two years. Therefore, we have elected to treat the issuance of the 35 million shares, par value of $0.001 per share, as non-cash compensation in the aggregate amount of $35,000. Further, Mr. Baker has paid expenses of approximately $5,000 on behalf of the Company, principally for accounting fees. The Company recorded these obligation under due to officers.

While we are dependent upon limited payments of our expenses made by Mr. Baker, we have no written finance agreement with Mr. Baker to provide any continued funding. We expect our capital requirements to be limited to funds necessary to remain a reporting company under the Exchange Act, including accounting fees. Mr. Baker is presently negotiating on our behalf with CR Capital Services, Inc., a corporate securities compliance firm, providing legal and related services to the Company, for compensation. We expect that we shall agree to compensate CR Capital Services in the form of shares, in an amount not yet been determined, for its services that began in December 2001, including preparation of all our Exchange Act filings.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of our intent to seek new business opportunities and/or in effecting a business combination. We issued to Mr. Baker 35,000,000 restricted shares in December 2000, which has been accounted for as non-cash compensation of $35,000. However, we have no other agreements as of the date hereof to issue any additional shares other than our plan to issue shares to CR Capital Services or its principals, in a number of shares not yet determined. Further, we cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with our intent to seek new business opportunities and/or a business combination, we may issue a substantial number of additional shares. If such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of shares are issued in connection with the consummation of a business combination, a change in control may be expected to occur.

Our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

During the three-month period ended June 30, 2002, we did not issue any restricted shares.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending June 30, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Optical Concepts of America, Inc.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: August 2, 2002
Hollywood, Florida