Form 10QSB
period 2002-09-30
OPTICAL CONCEPTS OF AMERICA INC
filed 2002-11-08
CIK 1031905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 40,633,007 shares outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
Financial Statements
Balance Sheets	3
Statements of Operations and Accumulated Deficit	3
Statements of Cash Flows	4
Notes to the Financial Statements	5

OPTICAL CONCEPTS OF AMERICA, INC.
BALANCE SHEETS
	September 30, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to officer	$5,969	$-
Total liabilities	5,969	-

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized; 40,633,007 shares issued and outstanding	40,633	40,633
Additional paid-in capital	381,275	381,275
Accumulated deficit	(427,877)	(421,908)
Total stockholders' equity (deficit)	(5,969)	-
Total stockholders' equity (deficit) and liabilities	$-	$-
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2002	2001		2002	2001
Revenues	$-	$-	$		$-

Administrative expense	910	-		5,969	-

Net loss	$(910)	$-		$(5,969)	$-

Basic net income per share	$(0.00)	$-		$(0.00)	$-
Basic weighted average shares outstanding	40,633,007	40,633,007		40,633,007	40,633,007
Diluted net income per share	$(0.00)	$-		$(0.00)	$-
Diluted weighted average shares outstanding	40,633,007	40,633,007		40,633,007	40,633,007
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
		For the Nine Months Ended September 30,
		2002		2001
Cash Flow from operating activities:	$		$
Net income (loss)		(5,969)		-
Net cash provided by (used in) operating activities		(5,969)		-

Cash Flow from Investing activities:
Net cash provided by (used in) investing activities		-		-

Cash Flow from financing activities:
Advances from officer		5,969		-
Net cash provided by (used in) financing activities		5,969		-

Increase (decrease) in cash		-		-
Cash at the beginning of period		-		-
Cash at end of period		$-		$-

Supplemental Disclosure of Cash Flow Information:
Interest		$-		$-
Income Tax		$-		$-
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s registration statement on Form 10-SB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Business Overview
Optical Concepts of America, Inc. was originally incorporated on June 18, 1996, under the laws of the State of Florida under the name Celebrity Steakhouses, Inc. The Company changed its corporate name to Deerfield Financial Services, Inc. effective October 28, 1996. On January 31, 1998, Deerfield acquired all of the outstanding stock of Optical Concepts of America, Inc., a Delaware corporation, which was formed on April 30, 1996, under a Stock Purchase Agreement in exchange for 750,000 shares of common stock of Deerfield. Prior to the acquisition, the Company had not commenced any active business operations. The Company adopted its current corporate name of Optical Concepts of America, Inc. on July 6, 1998. The description of business development under this subheading relates to the former business operations of Optical Concepts from January 1998 until it ceased such business operations at the end of 2000. Optical Concepts is sometimes referred to as the Company or "CO", and its current business activities is to seek new business opportunities, which is described under subheading "New Business of the Company".

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

Following the divestiture of its wholly-owned subsidiary, the Company had no source of funding to pay for its limited operating expenses until Mr. Baker was elected as a director and sole officer in December 2000. Since January 2002 throughout the date of this Quarterly Report, Mr. Baker has paid a total of $5,969 of our expenses which principally consisted of accounting fees. In December 2000, we issued to Mr. Baker a total of 35,000,000 restricted shares, or 86.13% or our issued and outstanding shares, at par value, for the purpose of his gaining voting control.

The Company had no source of funding of any expenses until Mr. Baker was elected as a director and sole officer, and since his election Mr. Baker has paid a total of $5,969 of our expenses which principally consisted of accounting fees.

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

Our common stock became subject for quotation on the OTC:BB under the symbol "OICU" on July 26, 2002. Ever since, there has only been limited trading activity in our common stock, notwithstanding the fact that our common stock is quoted.

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

Liquidity, Capital Resources and Capital Requirements

During the nine-month period ended September 30, 2002, we raised no funds through the sale of securities. Mr. Baker has paid expenses of $5,969 on behalf of the Company, principally for accounting fees. The Company recorded these obligation under due to officers.

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

We may determine to seek to raise funds from the sale of equity or debt securities, or other borrowings as part of our intent to seek new business opportunities and/or in effecting a business combination. We issued to Mr. Baker 35,000,000 restricted shares in December 2000, which has been accounted for as non-cash compensation of $35,000. However, we have no other agreements as of the date hereof to issue any additional shares other than our plan to issue shares to CR Capital Services or its principals, in a number of shares not yet determined. Further, we cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with our intent to seek new business opportunities and/or a business combination, we may issue a substantial number of additional shares. If such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of shares are issued in connection with the consummation of a business combination, a change in control may be expected to occur.

Our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate new business opportunities, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

Item 4.    Controls and Procedures

  a.
  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.
  b.
  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

During the three-month period ended September 30, 2002, we did not issue any restricted shares.

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

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending September 30, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Optical Concepts of America, Inc.
By: /s/ Marc Baker
Marc Baker, Chief Executive Officer and CFO and Director
Dated: November 5, 2002
Hollywood, Florida