Form 10KSB
period 2002-12-31
OPTICAL CONCEPTS OF AMERICA INC
filed 2003-01-28
CIK 1031905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission file number 1-3477

OPTICAL CONCEPTS OF AMERICA, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

2700 North 29th Avenue, Suite 305, Hollywood, FL	33020
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (954) 923-4438

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenues for its most recent fiscal year. The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the average bid and ask price as of January 28, 2003 was $22,532. At January 28, 2003, the Registrant had 40,633,007 common stock issued and outstanding.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years. The Company is entering the Regulation SB disclosure system by filing its annual report with the Commission on this Form 10-KSB.

PART I

Item 1. Description of Business

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operation and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

Business Development.
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

The Company had been operated as a holding company until December 2000, through its former wholly-owned subsidiary, Optical Concepts of America, Inc., which was engaged in the development, design and marketing of a collection of fashionable prescription eyeglass frames as well as a line of upscale, ready-to-wear, non-prescription reading eyewear. The material terms of the divestiture were as follows:

On January 27, 2000, the Company sold its shares of common stock in its wholly-owned subsidiary for a consideration of $10. As part of the sale, the Company forgave a note receivable from Jan H. Kaplan, former president and director of the Company, in the amount of $15,875 and accrued interest of $1,838. As a result, the Company recorded a net gain for the sale of $178,649. The subsidiary was not successful in pursuing its business of designing and distributing eyewear. Further, the Company deemed it beneficial to its shareholders that without the subsidiary it would be more readily able to identify an appropriate acquisition or business opportunity unrelated in scope to the Company's prior business operations and that it will be able to fund such acquisition or business opportunity. There was no activity in the subsidiary during the period ended January 27, 2000.

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

The Company was not successful in pursuing its business of designing and distributing eyewear. Further, there can be no assurances that, should Marc Baker, who became the Company's sole officer and director in December 2000 and is its principal shareholders, successfully identify an appropriate acquisition or business opportunity unrelated in scope to the Company's prior business operations, that it will be able to fund such acquisition or business opportunity. See "Recent Sales of Unregistered Securities" and "Certain Relationships and Related Transactions" below. The Company has not yet identified any new business opportunities, nor is in negotiations or discussions at present for such purpose.

Prior Operations
Bravo Eyewear Division

The Company had designed and introduced a product line consisting of fashionable budget optical frames marketed under the name "Bravo Eyewear". The Company began marketing the Bravo Eyewear collection in June, 1997. The Bravo collection was comprised of 16 different styles of eyeglass frames, several of which were also available with a fitted, clip-on accessory sunglasses. This product line was targeted for use primarily by stylish cost-conscious consumers having eyewear coverage by insurance plans, managed health care plans. It was marketed principally as lower-cost fashionable styles for retail optical outlets. The Bravo Eyewear collection, made of nickel-silver alloy and stainless steel, was also designed for use with prescription lenses.

ADEA Readers By Noah Max

The Company had designed and was marketing a specialized line of upscale, ready-to-wear reading eyewear targeted specifically for the "baby-boom" generation seeking fashion-oriented, high quality reading eyewear available without prescription. This line of reading eyewear, which the Company had named "ADEA Readers by Noah Max", consisted of four different styles available in five different colorations and five different magnifications ranging from +1.00 D. to +3.00 D, in 0.50 D step increments. These numbers represent magnification to assist in reading in persons who, as they get older tend to have difficulty in reading close at hand. The ADEA Readers were intended to fill a perceived void in the high fashion over-the-counter reader niche market.

Manufacturing and Marketing

The Company's products were produced for the Company by manufacturers  located in China and Korea.  One Chinese manufacturer produced all of the Bravo Eyewear product line and one Korean manufacturer produced all of the ADEA Reader product line. The manufacturers typically required from between 21 and 120 days to deliver their products to the Company from the date the products were ordered. The Company had not have long-term contractual relationships with the manufacturers nor were the manufacturers exclusive to the Company. The frames and reading glasses were constructed on a build to order basis and were paid for by the Company on a cash on delivery ("COD") basis. The Company was satisfied with its suppliers and the suppliers had sufficient capacity to meet projected and expected market demand for the Company's products. The Company never experienced any significant difficulty during its relationship with its suppliers, although it may be considered that the Company was dependent upon these manufacturers during the period that it was engaged in this business.

While the Company had originally marketed its products primarily through independent sales representatives, the Company later revised its strategy in early 1999 and started to market its products almost exclusively through word-of-mouth and repeat sales from its existing customer base, and through retail outlets. From time to time, the Company had also advertised its products for sale by distributing its catalogues to retailers by direct mail as well as by utilizing direct-to-the-consumer mail order pieces. The Company had also maintained a web-site under the domain name www.opticalconcepts.com which it utilized to promote the Company's product lines.

New Business of the Company

The Company incurred insignificant losses during 1999 and 2000, and the former management believed that these losses would continue and would even possibly increase. As a result, it was determined by former management that it was in the Company's best interests to divest its formerly wholly-owned subsidiary, Optical Concepts of America, Inc. The former management did  not believe that it could continue to sustain operating losses and secure enough funding to finance the Company's operations. The former management believed that the divestiture of the Company's wholly-owned subsidiary would permit it to reallocate its resources to seeking new business opportunities by entering into a business combination with potentially profitable operations, which efforts the management believed to be in the best interest of the shareholders.

Following the divestiture of its wholly-owned subsidiary, the Company had no source of funding to pay for its limited operating expenses until Mr. Baker was elected as a director and sole officer in December 2000. Mr. Baker has paid a total of $6,819 of our expenses principally consisting of accounting fees, which we expensed during the year ended December 31, 2002. In December 2000, we issued to Mr. Baker a total of 35,000,000 restricted shares, or 86.13% or our issued and outstanding shares, at par value, for the purpose of Mr. Baker gaining voting control.

Business Objective

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

At the present time, Mr. Baker is our sole officer and director. In addition, Mr. Baker owns 35,000,000 shares of restricted common stock or 86.13% of our issued and outstanding shares.  If we decide to seek to acquire another business or otherwise pursue a business opportunity, Mr. Baker would have substantial flexibility in identifying and selecting a prospective businesses and the Company would not be obligated nor does Mr. Baker intents to seek pre-approval by our unaffiliated shareholders of any acquisition of an interest in a new business opportunity. Under the laws of the State of Florida, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition or any other decision to engage in a new line of business. However, we would be required to file with the SEC an Information Statement on Schedule 14C under the Exchange Act, and would be required to include complete disclosure of a target company and its business, as well as audited financial statements of any target business that we acquired, which Information Statement would be required to be mailed to our shareholders of record.

As a result, we would be entirely dependent on the judgment of Mr. Baker in connection with the target company selection process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the the business opportunity; (viii) degree of current or potential market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the any potential business opportunity; (xi) the regulatory environment that may be applicable to any prospective business; and whether the target company had available or could obtain in a timely manner audited financial statements for its past two fiscal years.

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

The time and costs required to pursue new business opportunities or to seek to acquire other businesses, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws, were not ascertained with any degree of certainty.

Mr. Baker as our sole current executive officer and director does not intend to devote full time the the Company but does intend to devote an appropriate portion of his time to our affairs and, accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain. However, Mr. Baker will devote such time as he deems reasonably necessary to carry out our business affairs including our pursuit of business opportunities necessary to commence operations, although no assurance can be made that we will be successful in our efforts. We cannot project the percentage of his time that he will actually devote to the Company's business and affairs.

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

Following the filing of this registration statement under the Exchange Act, we will became a reporting company under the Exchange Act. We will become subject to the reporting requirements under the Exchange Act, including the requirement to file Quarterly Reports and Annual Reports, with the SEC and such other reports as are required under the Exchange Act. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file reports with the SEC which will include certified financial statements for the acquired company typically covering the last two fiscal two years. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

Selection of a Target Business and Structuring of a Business Combination.

At present Mr. Marc Baker is our sole executive officer and director and is a control shareholder, owning 85% of our issued and outstanding shares. As a result, Mr. Baker will have substantial flexibility in identifying and selecting a prospective target business. See  "Business Experience of Principal" below as well as Part I, Item 4, "Security Ownership of Certain Beneficial Owners and Management" and Item  5, "Directors, Executive Officers, Promoters and Control Persons". We will be almost entirely dependent on the judgment of Mr. Baker in connection with the selection of a target business. In evaluating a prospective target business, we will consider, among other factors, the following: (i) costs associated with effecting the business combination; (ii) equity interest in and opportunity for control of the target business; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel of the target business; (v) capital requirements of the target business; (vi) competitive position of the target business; (vii) stage of development of the target business; (viii) degree of current or potential market acceptance of the target business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the target business; (x) the financial statements of the target business; and (xi) the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation related to the merits of a particular target business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by Mr. Baker in connection with effecting a business transaction. In connection with its evaluation of a prospective target business, Mr. Baker, with the possible assistance of a third party consultant, anticipates that he will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Mr. Baker intends to devote only a small portion of their time to the our affairs and, accordingly, consummation of a business combination may require a greater period of time than if our management devoted their full time to our affairs. However, Mr. Baker will devote such time as he deems reasonably necessary to carry out our business objective and affairs, including the evaluation of potential target businesses and the negotiation of a business combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community and affiliated sources, including, possibly, our executive officers, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote ourselves, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. We may also engage the services of professional firms that specialize in finding business acquisitions, in which event we may agree to pay a finder's fee or other compensation. In no event will we pay a finder's fee or commission to Mr. Baker, our sole officer and director, or to any entity with which he is affiliated directly or indirectly.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and their respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately agree with our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Conflicts of Interest

Mr. Baker, our sole officer and director, is not required to commit his full time to our affairs and it is likely that he will not devote a substantial amount of time to our affairs. As a result, the consummation of a business combination may require a greater period of time than if he would devote his full time to our affairs. However, our sole officer and director will devote such time, as he deems reasonably necessary, in his sole discretion, to conduct our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a business combination. At the date of the filing of this Form 10-KSB, Mr. Baker is also serving as officer and director of other reporting companies. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a target business or are engaged in active negotiation and consummation of a business combination. Mr. Baker, our sole officer and director, has not identified and is not currently negotiating a business combination for us. In the future, Mr. Baker and other persons that may become associated with us may become affiliated with entities engaged in business activities similar to those we intend to conducted, including seeking potential business combinations. In such event, Mr. Baker and such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Florida, which is where we are incorporated, are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Baker may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any conflicts will be resolved in our favor. Further, neither the Company nor Mr. Baker intend and the Company shall not enter into any transaction with any Target Business that is affiliated with Mr. Baker.

The Company has no agreement with Mr. Baker concerning restrictions other than restrictions related to state and federal securities laws in selling any of his shares until a business transaction is consummated.

Item 2. Description of Properties

Our corporate office is presently located at the offices of Marc Baker, at 2700 North 29th Avenue, Suite 305 Hollywood, FL 33020, which space is  provided to us on a rent-free basis by Mr. Baker. However, we issued 35,000,000 shares of restricted common stock to our president and sole director Mr. Baker for no cash-consideration, which was recorded as compensation expenses. This compensation expense, in the aggregate amount of $35,000, included a nominal amount not exceeding $100 per month, for use of Mr. Baker's office by the Company. Mr. Baker’s office facilities consist of approximately 800 square feet of office space, which he rents from an unaffiliated third party. It is anticipated that this arrangement will remain until we are successful in finding a new business opportunity or we consummate a business combination. The office space at the offices of Marc Baker is sufficient for the foreseeable future.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant’s common stock is quoted on the OTC:BB market under the symbols OICU. The following table sets forth the range of high and low bid prices as reported by the NASD Quotation System for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Prior to July 27, 2002, the Company's common stock was quoted on the Pink Sheets.

	OICU

Fiscal 2001	High	Low
Quarter Ended March 31, 2001	$0.004	$0.004
Quarter Ended June 30, 2001	$0.004	$0.004
Quarter Ended September 31, 2001	$0.004	$0.004
Year Ended December 31, 2001	$0.004	$0.004

Fiscal 2002	High	Low
Quarter Ended March 31, 2002	$0.004	$0.004
Quarter Ended June 30, 2002	$0.004	$0.004
Quarter Ended September 31, 2002	$0.004	$0.004
Year Ended December 31, 2002	$0.004	$0.004

The approximate number of record holders of the Registrant’s common stock is 77, and the Company estimates that there are in excess of 100 beneficial owners of the Company's common stock as of January 28, 2003.

No dividends have been paid or declared during the last five years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
12/11/2000	Common Stock	35,000,000 Shares	Marc Baker(1)	For services as president
(1) The issuance and sale of the restricted shares to Mr. Baker, the Company's President and sole Director, was based upon Section 4(2) under the Act. Mr. Baker was issued the shares as non-cash compensation and no cash-consideration was paid to the Company. In determining the value of the 35 million restricted OICU shares issued to Mr. Baker, the Company considered that the shares had not traded in more than ten months prior to the date of issuance, and the fact that the Company had no business operations or assets. OICU shares have had no trading market from February 2000 to March 22, 2002. We believe that the issuance of the 35 million shares to Mr. Baker was fair and the non-cash compensation of $35,000 was reasonable. OICU has not sought any fairness opinion with respect to this transactions.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Overview
All our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a new business opportunity or any business combination will involve the issuance of our shares of common stock. At December 31, 2002, we have no cash or other assets.

Results of Operations for the Years Ended December 31, 2002 and 2001

For the year ended December 31, 2000, we had a net loss of $6,819 resulting from expenses related to auditing our financial statements compared to no income in 2001. These expenses were funded by Mr. Baker and were recorded us liabilities due to officers.

Liquidity and Capital Resources

At December 31, 2002 and 2001, we had no assets and insignificant liabilities due to Mr. Baker in the amount of $6,819.

Our accumulated deficit at December 31, 2002 and 2001 was $428,727 and $421,908, respectively.

During the years 2002 and 2001, we raised no funds through the sale of securities. However, in 2002, we issued 35,000,000 shares of restricted common stock to our president and sole director Mr. Baker for no cash-consideration, which was recorded as compensation expenses.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of our intent to seek new business opportunities and/or in effecting a business combination. We issued to Mr. Baker 35,000,000 restricted shares in December 2000, which has been accounted for as non-cash compensation of $35,000. However, we have no other agreements as of the date hereof to issue any additional shares other than our plan to issue shares to CR Capital Services or its principals, in a number of shares not yet determined. Further, we cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with our intent to seek new business opportunities and/or a business combination, we will, in all likelihood, issue a substantial number of additional shares. If such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of shares are issued in connection with the consummation of a business combination, a change in control may be expected to occur.

While we are dependent upon limited payments of our expenses made by Mr. Baker, we have no written finance agreement with Mr. Baker to provide any continued funding. The Company has agreed to pay CR Capital Services, Inc., which has been providing services to the Company since February 2002 including the preparation and filing of all Exchange Act filings of the Company. The agreed upon value of these services is seventy five thousand dollars, which shall be paid on or before the Company completes a transaction.

There currently are no limitations on our ability to borrow funds to effect a business combination. However, our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

Item 7. Financial Statements

The financial statements of the Registrant are included herein on pages 20 through 25.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

At present, we have one executive officer and director. We may elect one or more additional directors and appoint additional officers in connection with our intent to pursue new business opportunities or entering into a business combination. Our director(s) are elected to serve until the next annual meeting of shareholders and until his (their) respective successors will have been elected and will have qualified. The following table sets forth as the name, age and position held with respect to our present sole director and executive officer:
Name	Age	Positions
Marc Baker	41	President and Chairman

Our sole executive officer and director, Marc Baker, has served in this capacities since December 2000. Mr. Baker is a licensed certified public accountant with offices in Hollywood, FL. During the last past five years, Mr. Baker has been engaged in the business of accounting and financial and business consulting services and served as an officer and director of the following public non-operating companies each of which entered into a business combination during the years stated:
During the past five years, Mr. Baker served as an officer and director of the public non-operating companies as follows:  Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless;  Mr. Baker  was sole executive officer and director of Skintek Labs, Inc., until it entered into a business combination in 2002 with Hunno Technologies, an operating company, and Mr. Baker resigned as officer and director;  Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001; Mr. Baker served as president and director of BSD Healthcare, Inc., a non-operating company, and in connection with a business combination, BSD has changed its name to BSD Software and Mr. Baker resigned as an officer and director in connection with the change in control; Mr. Baker was elected as director of Combined Professional Services, Inc., on February 27, 2001 and resigned as a director in connection with its business combination with Patron Holdings Inc., a public company.

Marc Baker was appointed to our board of directors and designated as our president by action of our former sole director Mr. Kaplan on December 30, 2000 in lieu of a meeting. Following the appointment of Marc Baker, the former board member Marc Kaplan resigned as officer and director in December 2000.

During the past five years, none of the Company's former or current officers and directors, promoters or control persons was involved in any legal proceedings that are material to an evaluation of their ability or integrity. The Company is subject to the reporting requirements of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers and holders of 10% or more of the Company’s common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of the Company’s common stock are required by the regulation to provide the Company with copies of all Section 16(a) forms they have filed. Mr. Baker has not filed reports under Section 16(a).

Item 10. Executive Compensation

No officer or executive of the Registrant was awarded, paid or earned any compensation that is required to be disclosed pursuant to Item 402 of Regulation S-B.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below discloses any person (including any "group") who is known to the Company to be the beneficial owner of more than five (5%) percent of the Company's voting securities. As of January 28, 2003, the Company had 40,633,007 common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Marc Baker, 2700 N. 29th Avenue, Suite 305, Hollywood, FL 33020(1)	35,000,000 shares	86.13%
Common Stock	All officers and directors as a group (1 person)	35,000,000 shares	86.13%
(1) Marc Baker became the Company’s president and sole director in December 2000. The Company issued 35,000,000 shares to Mr. Baker on December 14, 2000 in connection with his acquisition of control. Mr. Baker did not pay any consideration for the shares. There has been no active trading market for the Company's shares for the past two years.

Changes in control. To the knowledge of the Company, there are no arrangements which may result in a change in control of the Company. However, in the event that the Company enters into a business combination with an operating entity, it may be expected that it will experience a change in control.

Item 12. Certain Relationships and Related Transactions

During the last two years, to the knowledge of the Company, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Company was or is to be a party. Transactions in this context relates to such transaction in which the amount exceeds $60,000. Mr. Baker, upon his becoming our sole executive officer and director, was issued 35,000,000, which the Company accounted for as a non-cash compensation expense in the amount of $35,000 in the year ended December 31, 2000.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3(i)	Articles of Incorporation, as amended, attached as exhibit to the Company's Form 10-SB/12g filed on March 27, 2002.
3(ii)1	By-laws, as amended, attached as exhibit to the Company's Form 10-SB/12g filed on March 27, 2002.

(b) Form 8-K.

The Company did not file any report on Form 8-K during the last quarter of the year ended December 31, 2002.

Item 14. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's President believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Optical Concepts of America, Inc.
(Registrant)

By:/s/ Marc Baker
Marc Baker, President and Chairman

Date: January 28, 2003

Certification

I, Marc Baker, President, certifies that:

1. I have reviewed this annual report on Form 10-KSB of Optical Concepts of America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003
By:/s/ Marc Baker
Marc Baker, President and Chairman

STATEMENT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

The undersigned, Marc Baker, President, of Optical Concepts of America, Inc., a Florida corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following annual report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-KSB for the year ended December 31, 2002

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Optical Concepts of America, Inc. and results of its operations.

By:/s/ Marc Baker, President and Chairman

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Optical Concepts of America, Inc.
2700 N. 29th Ave., Suite 305
Hollywood, FL 33020

Members of the Board:

We have audited the accompanying balance sheets of Optical Concepts of America, Inc. as of December 31, 2002 and 2001, and the related statements of income, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Concepts of America, Inc. as of December 31, 2002 and 2001, and the results of its operations, its changes in stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grassano Accounting, P.A.

Boca Raton, Florida

January 21, 2003

OPTICAL CONCEPTS OF AMERICA, INC.

OPTICAL CONCEPTS OF AMERICA, INC.
BALANCE SHEETS

ASSETS	December 31, 2002	December 31, 2001

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Due to officer	$6,819	$-
Total liabilities	6,819	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	$-	$-
Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized; 40,633,007 shares issued and outstanding	40,633	40,633
Additional paid-in capital	381,275	381,275
Accumulated deficit	(428,727)	(421,908)
Total stockholders' equity	(6,819)	-
Total Stockholders' Equity and Liabilities	$-	$-
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
STATEMENTS OF INCOME
	For the Year ended	For the Year ended
	December 31, 2002	December 31, 2001
Revenue	$-	$-

General and administrative	6,819	-

Net income (loss)	$(6,819)	$-

Basic net income per share	$(.00)	$-
Basic weighted average shares outstanding	40,633,007	40,633,007
Diluted net income per share	$(.00)	$-
Diluted weighted average shares outstanding	40,633,007	40,633,007
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2002 and 2001

				Retained
			Addi-	Earnings
	Common Stock		tional	(Accum-
	Number		Paid-in	ulated
	of Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2000	40,633,007	40,633	381,275	(421,908)	-
Net income (loss)				-	-
Balance, December 31, 2000	40,633,007	$40,633	$381,275	$(421,908)	$-

Net income (loss)				(6,819)	(6,819)

Balance, December 31, 2002	40,633,007	$40,633	$381,275	$(428,727)	$(6,819)
The accompanying notes are an integral part of the financial statements.

OPTICAL CONCEPTS OF AMERICA, INC.
STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001 AND 2000

	For the Year Ended	For the Year Ended
	December 31, 2002	December 31, 2002
Cash Flow from operating activities:
Net income (loss)	$(6,918)	$-
Net cash provided by (used in) operating activities	(6,918)	-

Cash Flow from Investing activities:
Net cash provided by (used in) investing activities	-	-

Cash Flow from financing activities:
Advances from officer	6,918	-
Net cash provided by (used in) financing activities	6,918	-

Increase (decrease) in cash	-	-

Cash at the beginning of period	-	-

Cash at end of period	$-	$-

Supplemental disclosure of cash flow data:
Cash paid for interest	$-	$-
The accompanying notes are an integral part of the financial statements.

Optical Concepts of America, Inc.
Notes to Financial Statements

1. Organization and Basis of Presentation:

Optical Concepts of America, Inc. ("the Company"), formerly Deerfield Financial Services, Inc., was incorporated under the laws of the State of Florida on June 16, 1996. The Company acquired Optical Concepts of America, Inc. (a Delaware corporation) on January 30, 1998. On June 29, 1998, the Company amended its Articles of Incorporation changing its name from Deerfield Financial Services, Inc. to Optical Concepts of America, Inc.

The Company currently operates as a holding company. On January 27, 2000, it sold its shares of common stock in its wholly-owned subsidiary for $10. (See Note 5.) There was no activity in the subsidiary during the period ended January 27, 2000. The Company did not consolidate the subsidiary for the year ended December 31, 2000.

2. Significant Accounting Policies:

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes:

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company’s not having any material operations for the period ending December 31, 2001.

Earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is the same as the basic earnings (loss) per share.

Comprehensive income:

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS 130), requires that total comprehensive income be reported in the financial statements. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

Recent accounting pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also established specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at lease annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows. In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaced SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations – Reporting the Effects of Disposal of A segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

3. Income Taxes

For the years ended December 31, 2002 and 2001, no provision has been made in the accompanying financial statements for income taxes payable because the Company has no taxable income.

4. Due to Officer

During the year ended December 31, 2002, the Company’s president and majority stockholder advanced the Company $6,918 to pay for accounting and stock transfer fees. No interest is being charged on the advances.Combined Professional Services, Inc.