Form 10QSB
period 2003-03-31
OPTICAL CONCEPTS OF AMERICA INC
filed 2003-05-12
CIK 1031905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB

                                   (Mark one)
        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2003

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
            (State or other jurisdiction                (IRS Employer
            of incorporation or organization)         Identification No.)

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value
40,633,007 shares outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format: Yes __ No X

                                     INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Financial Statements

                        OPTICAL CONCEPTS OF AMERICA, INC.
                                 Balance Sheets

                                                March 31, 2003        December 31,2002
                                                ---------------       ---------------
                                                  (Unaudited)

ASSETS

 Total assets                                   $            -        $            -

                                                ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Due to officer                                 $         8,619       $        6,819
                                                ---------------       ---------------

 Total liabilities                                        8,619                6,819
                                                ---------------       ---------------

Stockholders' equity
(deficit):
Common stock, $.001 par value, 50,000,000
shares authorized, 40,633,007 shares issued
and outstanding                                          40,633               40,633
Additional paid in capital                              381,275              381,275
Accumulated deficit                                    (430,527)            (428,727)
                                                ---------------       ---------------

Total stockholders' equity (deficit)                     (8,619)              (6,819)
                                                ---------------       ---------------

Total liabilities and
stockholders' equity (deficit)                  $            -        $            -
                                                ===============       ===============

                See accompanying notes to financial statements.

                                      F-1

                       OPTICAL CONCEPTS OF AMERICA, INC.
                            Statements of Operations

                                           For the                  For the
                                         Three Months            Three Months
                                             Ended                   Ended
                                         Mar. 31, 2003           Mar. 31, 2002
                                        --------------           --------------
                                         (Unaudited)              (Unaudited)

Sales                                   $           -                        -

Cost of sales                                       -                        -
                                        --------------           --------------

Gross profit (loss)                                 -                        -
                                        --------------           --------------

Administrative expense                           1,800                    3,774
                                        --------------           --------------

Income (loss) from operations                   (1,800)                  (3,774)

Other income                                        -                        -
                                        --------------           --------------

Net income (loss)                       $       (1,800)          $       (3,774)
                                        ==============           ==============

Basic net income (loss) per share       $         (.00)          $         (.00)
                                        ==============           ==============

Basic weighted average shares
outstanding                                 40,633,007               40,633,007
                                        ==============           ==============

Diluted net income (loss)
per share                               $         (.00)          $         (.00)
                                        ==============           ==============

Diluted weighted average shares
 outstanding                                 40,633,007              40,633,007
                                        ==============           ==============

                See accompanying notes to financial statements.

                                      F-2

                       OPTICAL CONCEPTS OF AMERICA, INC.
                            Statement of Cash Flows

                                           For the                  For the
                                         Three Months            Three Months
                                             Ended                   Ended
                                         Mar. 31, 2003           Mar. 31, 2002
                                        --------------           --------------

Cash flows from operating activities:

Net income (loss)                       $       (1,800)          $       (3,774)
Increase in accounts payable                     1,800                      925
                                        --------------           --------------

Net cash provided by  (used in)
operating activities                                -                    (2,849)
                                        --------------           --------------

Cash flows from investing activities:

Net cash provided by (used in)
investing activities                                -                        -
                                        --------------           --------------

Cash flows from financing activities:
Advances from officer                               -                     2,849
                                        --------------           --------------

Net cash provided by (used in)
financing activities                                -                     2,849
                                        --------------           --------------

Increase (decrease) in cash                         -                        -

Cash at beginning of period                         -                        -
                                        --------------          ---------------

Cash at end of period                   $           -           $            -
                                        ==============          ===============

                Supplemental Disclosure of Cash Flows Information

Cash paid during the period
for interest                            $           -           $            -
                                        ==============          ===============

                See accompanying notes to financial statements.

                                      F-3

                        OPTICAL CONCEPTS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

1.     Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could Cdiffer from those estimates.

                                      F-4

Item 2. Management's Plan of Operation

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
However, Section 607.1103 (7) provides that "unless required by its articles of incorporation, action by shareholders of the surviving corporation on a plan of merger is not required if: (a) the articles of incorporation of the surviving corporation will not differ from its articles before the merger; and (b)
each shareholder of the surviving corporation whose shares were outstanding immediately prior to the effective date of the merger will hold the same number of shares with identical designations, preferences, limitations and relative rights, immediately after the merger". Our articles of incorporation do not require a shareholder vote for a business combination". See Exhibit 99.3 attached hereto.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

During the three-month period ended March 31, 2003, we did not issue any restricted shares.

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

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending
March, 2003.

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Optical Concepts of America, Inc.

By: /s/ Marc Baker
        Marc Baker,
        Chief Executive Officer and CFO and Director

Dated: May 5, 2003

Hollywood, Florida

                                 CERTIFICATIONS

I, Marc Baker, certify that:

1.   I have reviewed this annual report on Form 10-KSB of OPTICAL CONCEPTS OF
     AMERICA, INC.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annually report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annually  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annually  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annually  report (the Evaluation Date); and
        (c)   presented in this annually  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ Marc Baker
    Marc Baker
    Chief Executive Officer

                                       10

                                 CERTIFICATIONS

I, Marc Baker, certify that:

1.   I have reviewed this annual report on Form 10-KSB of OPTICAL CONCEPTS OF
     AMERICA, INC.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annually  report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annually  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annually  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annually  report (the Evaluation Date); and
        (c)   presented in this annually  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ Marc Baker
    Marc Baker
    Chief Financial Officer