Form 10QSB
period 2003-06-30
OPTICAL CONCEPTS OF AMERICA INC
filed 2003-08-13
CIK 1031905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB

                                   (Mark one)
        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value
40,633,007 shares outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format: Yes __ No X

                                     INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Financial Statements

                                 Balance Sheets
                     for Optical Concepts of American Inc.

                                                         June 30,         December 31,
                                                           2003               2002
                                                       -------------      -------------
                                                                           (Unaudited)

ASSETS

            Total assets                               $          -       $          -
                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       Due to officer                                  $      10,760      $       6,819
                                                       -------------      -------------

            Total liabilities                                 10,760              6,819
                                                       -------------      -------------

Stockholders' equity (deficit):
       Preferred stock, $.001 par value, 5,000,000
          shares authorized, 0 shares issued and
          outstanding                                             -                  -
       Common stock, $.001 par value, 50,000,000
          shares authorized, 10,158,273 shares issued
          and outstanding in 2003 and 40,633,007
          shares issued and outstanding in 2002               10,158             40,633
       Additional paid in capital                            411,750            381,275
       Accumulated deficit                                  (432,668)          (428,727)
                                                       -------------      -------------

            Total stockholders' equity (deficit)             (10,760)            (6,819)
                                                       -------------      -------------

            Total liabilities and
                  stockholders' equity (deficit)       $          -       $          -
                                                       =============      =============

                       See Notes to Financial Statements.

                                      F-1

                Statements of Operations and Accumulated Deficit
                     for Optical Concepts of America, Inc.

                                              Three Months Ended                       Six Months Ended
                                                   June 30,                                 June 30,
                                   --------------------------------------    ----------------------------------------
                                          2003                     2002             2003                 2002
                                   -----------------    -----------------    -----------------    -------------------

Revenues                           $               -    $              -     $              -     $                -

Administrative Expense                         2,141                1,285                3,941                  5,059
                                   -----------------    -----------------    -----------------    -------------------

Net income (loss)                  $         (2,141)    $         (1,285)    $         (3,941)    $            (5,059)
                                   =================    =================    =================    ===================

Basic and diluted earnings (loss)
per common share                   $          (0.00)    $          (0.00)    $          (0.00)    $            (0.00)
                                   =================    =================    =================    ===================

Basic and diluted weighted average
common share outstanding                 10,158,273            10,158,273           10,158,273            10,158,273
                                   =================    =================    =================    ===================

                       See Notes to Financial Statements.

                                      F-2

                            Statements of Cash Flows
                     for Optical Concepts of America, Inc.

                                                            For the           For the
                                                           Six Months        Six Months
                                                             Ended              Ended
                                                         June 30, 2003       June 30, 2002
                                                         ---------------    ----------------

Cash flows from operating activities:
      Net income (loss)                                  $        (3,941)   $         (5,059)
      Increase in accounts payable                                    -                  240
                                                         ---------------    ----------------

Net cash provided by (used in) operating activities               (3,941)             (4,819)
                                                         ---------------    ----------------

Cash flows from investing activities:

Net cash provided by (used in) investing activities                   -                   -
                                                         ---------------    ----------------

Cash flows from financing activities:
      Advances from officer                                        3,941               4,819
                                                         ---------------    ----------------

Net cash provided by (used in) financing activities                3,941               4,819
                                                         ---------------    ----------------

Increase (decrease) in cash                                           -                   -

Cash at beginning of period                                           -                   -
                                                         ---------------    ----------------

Cash at end of period                                    $            -     $             -
                                                         ===============    ================

                Supplemental Disclosure of Cash Flows Information

Cash paid during the period:
      Interest                                           $            -     $             -
                                                         ===============    ================
      Income taxes                                       $            -     $             -
                                                         ===============    ================

                       See Notes to Financial Statements.

                                      F-3

                        OPTICAL CONCEPTS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended
June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

2.   Stock Transactions

     The Board of Directors authorized a one for four (1:4) reverse stock split for the common stock and increased the authorized shares to 100,000,000.  The par value remained at $.001 per share. The weighted average of common shares outstanding was calculated as if the reverse stock split took place on January
1, 2002.

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

Following the divestiture of its wholly-owned subsidiary, the Company had no source of funding to pay for its limited operating expenses until Mr. Baker was elected as a director and sole officer in December 2000. Since January 2002 throughout the date of this Quarterly Report, Mr. Baker has paid a total of
$10,760 of our expenses which principally consisted of accounting fees. In
December 2000, we issued to Mr. Baker a total of 35,000,000 restricted shares, or 86.13% or our issued and outstanding shares, at par value, for the purpose of his gaining voting control.

The Company had no source of funding of any expenses until Mr. Baker was elected as a director and sole officer, and since his election Mr. Baker has paid a total of $10,760 of our expenses which principally consisted of accounting fees.

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

Our common stock became subject for quotation on the OTC:BB under the symbol
"OICU" on July 26, 2002. Ever since, there has only been limited trading activity in our common stock, notwithstanding the fact that our common stock is quoted. Our current stock symbol is "OPCA".

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

Liquidity, Capital Resources and Capital Requirements

During the nine-month period ended September 30, 2002, we raised no funds through the sale of securities. Mr. Baker has paid expenses of $10,760 on behalf of the Company, principally for accounting fees. The Company recorded these obligation under due to officers. While we are dependent upon limited payments of our expenses made by Mr. Baker, we have no written finance agreement with Mr.
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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

During the three-month period ended June 30, 2003, we did not issue any restricted shares.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
        Exhibit No.       Document Description

           99.1           Certification

(b) Form 8-K.

           On August 12, 2003, we filed an 8-K announcing the resignation of our auditors.

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Optical Concepts of America, Inc.

By: /s/ Marc Baker
        Marc Baker,
        Chief Executive Officer, Chief Financial Officer and Director

Dated: August 12, 2003

Hollywood, Florida

                       CERTIFICATIONS

I, Marc Baker, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Optical Concepts of
     American, Inc.

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly  report (the Evaluation Date); and
        (c)   presented in this quarterly  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officer and I have indicated in this quarterly  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003

/s/ Marc Baker
    Marc Baker
    Chief Executive Officer &
    Chief Finanical Officer