Form 10QSB
period 2003-09-30
OPTICAL CONCEPTS OF AMERICA INC
filed 2003-10-28
CIK 1031905

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB

                                   (Mark one)
        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value
10,158,273 shares outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format: Yes __ No X

                                     INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Financial Statements

                               Balance Sheets
                    for Optical Concepts of America Inc.

                                                       September 30,             December 31,
                                                           2003                      2002
                                                       ------------              ------------
                                                        (Unaudited)

ASSETS

         Total assets                                  $         -               $         -
                                                       ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Due to officer                                     $    12,008               $     6,819
                                                       ------------              ------------

         Total liabilities                                  12,008                     6,819
                                                       ------------              ------------

Stockholders' equity (deficit):
    Preferred stock, $.001 par value, 5,000,000
       shares authorized, 0 shares issued and
       outstanding                                               -                         -
    Common stock, $.001 par value, 50,000,000
       shares authorized, 10,158,273 shares issued
       and outstanding in 2003 and 40,633,007
       shares issued and outstanding in 2002                10,158                    40,633
    Additional paid in capital                             411,750                   381,275
    Accumulated deficit                                   (433,916)                 (428,727)
                                                       ------------              ------------

         Total stockholders' equity (deficit)              (12,008)                   (6,819)
                                                       ------------              ------------

         Total liabilities and
              stockholders' equity (deficit)           $         -               $         -
                                                       ============              ============

                       See Notes to Financial Statements.

                                      F-1

                Statements of Operations and Accumulated Deficit
                     for Optical Concepts of America, Inc.

                                               Three Months Ended                  Nine Months Ended
                                                  September 30,                     September 30,
                                        ------------------------------     ------------------------------
                                               2002            2003              2002            2003
                                        ------------------------------     ------------------------------
Revenues                                $          -     $         -       $         -      $         -

Administrative Expense                          1,248             910             5,189            5,969
                                        ------------------------------     ------------------------------

Net income (loss)                       $      (1,248)   $       (910)     $     (5,189)     $    (5,969)
                                        ==============================     ==============================

Basic and diluted earnings (loss)
per common share                        $        (.00)   $       (.00)     $       (.00)     $      (.00)
                                        ==============================     ==============================

Basic and diluted weighted average
common share outstanding                   10,158,273      10,158,273        10,158,273       10,158,273
                                        ==============================     ==============================

                       See Notes to Financial Statements.

                                      F-2

                            Statements of Cash Flows
                     for Optical Concepts of America, Inc.

                                                          For the            For the
                                                        Nine Months         Nine Months
                                                           Ended               Ended
                                                       Sept. 30, 2003      Sept. 30, 2002
                                                       --------------      --------------
Cash flows from operating activities:
      Net income (loss)                                 $     (5,189)      $      (5,969)
                                                       --------------      --------------
Net cash provided by (used in) operating activities           (5,189)             (5,969)
                                                       --------------      --------------
Cash flows from investing activities:

Net cash provided by (used in) investing activities               -                   -
                                                       --------------      --------------
Cash flows from financing activities:
      Advances from officer                                    5,189               5,969

Net cash provided by (used in) financing activities            5,189               5,969
                                                       --------------      --------------
Increase (decrease) in cash                                       -                   -

Cash at beginning of period                                       -                   -
                                                       --------------      --------------
Cash at end of period                                   $         -        $          -
                                                       ==============      ==============

                Supplemental Disclosure of Cash Flows Information

Cash paid during the period:
      Interest                                          $         -       $           -
                                                       ==============     ==============
      Income taxes                                      $         -       $           -
                                                       ==============     ==============

                       See Notes to Financial Statements.

                                      F-3

                        OPTICAL CONCEPTS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

1.       Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended
September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

2.       Stock Transactions

        On April 29, 2003, the Board of Directors authorized a one for four (1:4)
reverse stock split for the common stock and increased the authorized shares to
100,000,000. The par value remained at $.001 per share. The weighted average of common shares outstanding was calculated as if the reverse stock split took place on January 1, 2002.

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

Following the divestiture of its wholly-owned subsidiary, the Company had no source of funding to pay for its limited operating expenses until Mr. Baker was elected as a director and sole officer in December 2000. Since January 2002 throughout the date of this Quarterly Report, Mr. Baker has paid a total of
$12,008 of our expenses which principally consisted of accounting fees. In
December 2000, we issued to Mr. Baker a total of 35,000,000 restricted shares, or 86.13% or our issued and outstanding shares, at par value, for the purpose of his gaining voting control.

The Company had no source of funding of any expenses until Mr. Baker was elected as a director and sole officer, and since his election Mr. Baker has paid a total of $12,008 of our expenses which principally consisted of accounting fees.

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
Baker in connection with the selection process. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i)
costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate, if any; (iii) growth potential of the candidate; (iv) experience and skill of management and availability of additional personnel; (v) capital requirements necessary; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) degree of current or potential market acceptance of the business, products or services; (ix) proprietary features and degree of intellectual property; (x) the availability of audited financial statements of the any potential business opportunity; and (xi) the regulatory environment that may be applicable to any prospective business.

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

Our current executive officer and director intends to does not intend to devote full time the Company but does intend to devote an appropriate portion of his time to our affairs and, accordingly, the length of time required for the pursuit and negotiations related to any new business opportunities is uncertain.
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

Liquidity, Capital Resources and Capital Requirements

During the nine-month period ended September 30, 2003, we raised no funds through the sale of securities. Mr. Baker has paid expenses of $12,008 on behalf of the Company, principally for accounting fees. The Company recorded these obligation under due to officers. While we are dependent upon limited payments of our expenses made by Mr. Baker, we have no written finance agreement with Mr.
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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

During the three-month period ended September 30, 2003, we did not issue any restricted shares.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

        Exhibit No.       Document Description

           31.1           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                          ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
                          ACT OF 2002.

           32.1           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                          ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                          ACT OF 2002

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

Dated: October 23, 2003

Hollywood, Florida