Form 10KSB
period 2003-12-31
IBSG INTERNATIONAL INC
filed 2004-03-31
CIK 1031905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934 (no fee required)

For the fiscal year ended December 31, 2003

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934

For the transition period ____ to ____

                        Commission file number 000-29587

                            IBSG INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

         Florida                                       65-0705328
(State or other jurisdiction                (I.R.S.Employer identification No.)
     of incorporation )

                 1132 Celebration Blvd., Celebration, FL 34747
              (Address and Zip Code of Principal Executive Offices)

                  Registrant's Telephone Number: (321) 939-6321

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share

                    IBSG INTERNATIONAL, INC. ANNUAL REPORT ON

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003

                                      INDEX

                                                                           Page
PART I

ITEM 1.    BUSINESS                                                          4
ITEM 2.    PROPERTIES                                                        8
ITEM 3.    LEGAL PROCEEDINGS                                                 8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               8

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED             8
           STOCKHOLDER MATTERS
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS                             10
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7.    FINANCIAL STATEMENTS                                             11
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 11
           ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.   CONTROLS AND PROCEDURES                                          11

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               12
ITEM 10.   EXECUTIVE COMPENSATION                                           13
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   14
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   14
ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K                          14
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES                           15

                                        2

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenues for its most recent fiscal year. The aggregate market value of the voting common stock held by non-affiliates of the
Registrant, based on the average bid and ask price as of March 30, 2004 was $
0.85 per share.

At March 30, 2003, the Registrant had 31,450,765 common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

       Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

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

The forward-looking statements in this document are based upon various assumptions, many of which are based on management's discussion and analysis or plan of operation and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect managements view only as of the date of this report.

Business Development.

The Company was originally incorporated on June 18, 1996, under the laws of the
State of Florida under the name Celebrity Steakhouses, Inc. The Company changed its corporate name to Deerfield Financial Services, Inc. effective October 28,
1996. On January 31, 1998, Deerfield acquired all of the outstanding stock of
Optical Concepts of America, Inc., a Delaware corporation, which was formed on
April 30, 1996, under a Stock Purchase Agreement in exchange for 750,000 shares of common stock of Deerfield. Prior to the acquisition, the Company had not commenced any active business operations. The Company adopted the corporate name of Optical Concepts of America, Inc. on July 6, 1998 and was engaged in the development, design and marketing of a collection of fashionable prescription eyeglass frames as well as a line of upscale, ready-to-wear, non-prescription reading eyewear until the end of 2000 when it divested this business. Since that time until November 2003 the company redirected its efforts and limited resources to seeking potential new business opportunities or business transactions with other companies.

The Company signed a share exchange agreement to acquire Intelligent Business
Systems Group, Inc. in November 2003 and changed its name to IBSG International,
Inc. in November 2003. The share exchange agreement closed on February 13, 2004.

The Intelligent Business Systems Group, Inc. ("IBSG" or the ""Company") which became a wholly owned subsidiary of the company on February 13, 2004, took over the management of assets of Commerce, Inc. which commenced business in 1997, is in the business of selling enterprise solutions that enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g. Chambers of Commerce) and Fortune 1000 corporations through the licensing of its unique turn-key digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform known as the NetPool Data System (copyrighted).

As a software provider, system integrator and Application Service Provider, IBSG generates its revenue from license sales, system modifications, system support, and a percentage of monthly customer fees.

Brief System Description and Contract Roll Out

Based on the NetPool Data System that performs more than 5,500 separate service functions, IBSG's products have been designed to be extremely difficult to copy or reverse engineer. IBSG will aggressively defend its copyrights, trademarks and other intellectual property against any infringement.

        The NetPool Data System provides IBSG's  licensees with the ability to operate a turnkey digital service center that integrates a number of vertical market entities (clients or sub-licensees) on a single platform without requiring the business to have a pre-existing web site or digital catalogue.
Branded and administered by the customer, the system is installed on a customer's server or hosted by IBSG and accessed via their web site. Utilizing the NetPool Data System, the licensees are able to offer a broad spectrum of services, including sales (services and products), sales management, formal bid management (B2B/G2B), sub-contracting & strategic alliance searches, fiscal management, inventory control, regional market analysis and employment services.
Each license holder can create individualized business models through the system's comprehensive on-line billing functions and generate revenue through system services and sub-license sales. Typically the licensees charge their customers monthly usage and transaction-based fees. The host licensee may also sell sub-licenses to other entities in their states or vertical markets and provide those entities with the ability to offer similar services to their customer/member/consumer base. Market

        The market for the NetPool Data System  includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises (SMEs).

        IBSG currently  markets the system to state operated Small Business
Development Centers (SBDCs), business organizations (chambers of commerce), large corporations (Fortune 1000 corporations, Internet Service Providers, financial institutions), Economic and Workforce Development projects (including local and state government agencies), and educational institutions (i.e.
community colleges, universities). These entities share a common goal to enhance
SME growth, secure cost effective vendor management, and offer a wide range of business services and opportunities to their business constituents and to generate revenue or recover costs from the provision of such services. In practice, it is evident that IBSG's contracts grow exponentially over time due to the interrelationships that exist within the foregoing market areas. When
IBSG sells a master "host" license to a state SBDC or state chamber, that entity can sell "sub-licenses" to the other vertical markets in their respective states or markets, from which the Company gleans significant incremental revenue.

Small Business Development Centers (SBDCS):

        Each state operates a federally mandated SBDC funded by a combination of
Federal SBA and State resources. The purpose of the SBDCs is to provide a range of business services (e.g. business plan development, financing, business growth opportunities) to the small and mid-size business sector. The average state SBDC has about twenty-five field offices, with California's SBDC having the most with fifty regional offices.

        IBSG's  first SBDC  contract  was  secured in 2002 with the state of
California (CA).

Fortune 1000 Corporations:

        The typical Fortune 1000 corporation pays an estimated $100,000-$150,000 per year (SBA report 2002) to locate qualified small to mid size minority owned businesses to comply with state and federal contract regulations. Additionally, these companies struggle to maintain effective vendor management. The NetPool
System has a significant formal Request for Proposal (RFP) locating and tracking process built into the system, including detailed reporting on the solicitation of each RFP. There is also a comprehensive ordering process built into the system that provides a powerful vendor management tool. The state of CA, together with other states with which IBSG is negotiating will offer such entities Corporate Sponsor subscription licenses for an average of $75,000/year.
This license provides the companies with unlimited access to the constituent pool of the SBDCs small-mid size businesses of which a significant percentage are minority or 8A owned. The System platform permits state vendors to interact not only with these large corporations, but also among each other. IBSG receives
60% of all licenses sold. The market size is estimated to be $275 million.

Business Associations:

        The US Chamber of Commerce  estimates  that there are nearly 15,000 chambers of commerce in the US alone, of which 3,700 have annual revenues in excess of $3 million and estimated combined membership in excess of 900,000 businesses (primarily small to mid size). In addition, there are about 700 national business associations in the US. Each of these entities is struggling to find value added services to provide to their constituents in order to generate additional revenues.

        IBSG's System provides a comprehensive  digital commerce service center that can be offered by the associations on a fee basis. The built-in billing system provides the association with a range of billing option, including monthly subscription fees, which is most commonly used. The association members are able to conduct and manage their businesses on-line while expanding their
Internet market presence. As with the SBDC market, business associations can sell sub-licenses to the other entities and exponentially increase their respective consumer pool. As an example, the state of CA is teaming, through sub-license sales, with minority based chambers and state chambers. IBSG receives 60% of all licenses as well as 25-35% of all fees charged by these groups for the length of the contract (generally 5 years). The estimated market size is approximately $400 million.

Economic Development Projects/Workforce Projects/Financial Institutions:

        These  markets  reflect a  combination  of the above  market  needs.
The System provides them with similar benefits and the ability to create multiple associations with the other markets in a similar fashion as previously described. The market represents an annual market opportunity of nearly
$1billion.

Sales & Market Strategy

        IBSG  has a  record  of  successfully  concluding  contracts  with  over
80% of potential customers to whom it has demonstrated the system. Due to a lack of working capital, most of IBSG'S customers have resulted from referrals by existing customers. For example, the State of Connecticut Small Business and
Urban Development Agency, together with its core partner, the CT Regional Black

Chamber of Commerce purchased the System. Subsequently, the CA SBDC director saw the system in operation in CT and was directed by the CT state project director to IBSG. The contract with the state of CA was signed within 6 weeks of that initial contact.

        IBSG's current marketing effort primarily  consists of "word of mouth"
referrals from existing or potential customers, various conventions and trade shows and cold calling entities with resources and marketing research. The most effective and powerful marketing tool is the demonstration of the system and its comprehensive features. Demonstrations and contract negotiations are handled on a personal basis, with the average closing of a contract being 2-3 months from initial contact with a pre-qualified customer.

        To achieve its goal of securing  approximately  5% of the market within
3 years, IBSG needs to employ more business  developers,  present a more visible presence at conventions and accelerate contract implementation. The company also anticipates the need to provide enhanced training and marketing  services to its customers,  which can best be achieved by acquiring  existing service  companies with  expertise  in that  field.  The  addition  of more  technical  staff  will accelerate contract implementation and add-on work (system modifications) as the customer base is extended.

Item 2. Description of Properties

The  Company is leasing  offices in  Celebration,  Florida  from an  independent realtor.  The square foot space leased is  approximately  4,000 square feet. The term of the lease is 42 months and  terminates May 18, 2007. The monthly rent is
$5057.00 per month.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant's common stock trades over the counter and is quoted on the OTCBB market under the symbols IGII. The following  table sets forth the range of high and low bid prices as  reported  by the NASD  Quotation  System for the  periods indicated.  The quotations reflect  inter-dealer  prices without retail mark-up, mark-down or commission,  and may not necessarily represent actual transactions.
Prior to July 27,  2002,  the  Company's  common  stock  was  quoted on the Pink
Sheets.

Fiscal 2002                                                             High                  Low
Quarter Ended March 31, 2002                                           $0.004               $0.004
Quarter Ended June 30, 2002                                            $0.004               $0.004
Quarter Ended September 31, 2002                                       $0.004               $0.004
Year Ended December 31, 2002                                           $0.004               $0.004

                                                                        High                  Low
Fiscal 2003
Quarter Ended March 31, 2003                                           $1.600               $0.800
Quarter Ended June 30, 2003                                            $6.500               $2.000
Quarter Ended September 30, 2003                                       $2.250               $1.000
Year Ended December 31, 2003                                           $0.850               $0.770

The approximate number of record holders of the Registrant's common stock is
114, as of March 26, 2004.

No dividends have been paid or declared during the last five years; and the
Registrant does not anticipate paying dividends on its common stock in the foreseeable future. There are no restrictions on the payment of dividends.
Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by the Company in the fiscal year ended December 31, 2004:

In November 2003 the company issued 2,778,766 shares of common stock to several individuals for services rendered.

Equity Compensation Plan Information as of December 31, 2003

The company has no plans or arrangements  that provide for the grant or award of our  securities  or the grant of options,  warrants  or rights to  purchase  our securities  to our  employees or to any other person for services or goods as of
December 31, 2003.

Individual arrangements

In 2003 the company issued 5,775,601 shares of its common stock for services rendered and to be rendered.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Overview

Since the Company disposed of its operating business in 1999 it was seeking to enter into a new business. In November 2003 it entered into a share exchange agreement with The Intelligent Business Systems Group, Inc. as described above.
The share exchange agreement closed in February 2004. The Company issued
15,000,000 shares of common stock to the shareholders of The Intelligent
Business Systems Group, Inc.

Liquidity and Capital Resources

As of December 31, 2003 the company had no capital or sources of capital available and its independent auditor modified its opinion on the Company's financial statement for the year ended December 31, 2003 to raise substantial doubt concerning its ability to continue as a going concern.

Critical Accounting Policies and Estimates

Financial  Reporting  Release No. 60,  "Cautionary  Advice Regarding  Disclosure
about Critical  Accounting  Policies"  ("FRR 60"),  suggests  companies  provide additional  disclosure and commentary on those  accounting  policies  considered most critical.  A critical  accounting policy is one that is both very important
to  the  portrayal  of  our  financial  condition  and  results,   and  requires
management"s most difficult,  subjective or complex  judgments.  Typically,  the circumstances  that make these judgments  difficult,  subjective  and/or complex have to do with the need to make estimates  about the effect of matters that are inherently uncertain.

Item 7. Financial Statements

The financial statements herein do not include the business of International
Business Systems Group which was acquired in February 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

This information is omitted in accordance with Instruction 1 to Item 304 of
Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES.

The Company  maintains  disclosure  controls and procedures that are designed to ensure that information  required to be disclosed in the Company's  Exchange Act reports is recorded, processed,  summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and  communicated  to the Company's  management,  including its Chief  Executive
Officer and Chief Financial Officer,  as appropriate,  to allow timely decisions regarding  required  disclosure  based closely on the  definition of "disclosure controls and  procedures"  in Rule  13a-14(c).  In designing and  evaluating the disclosure controls and procedures,  management recognized that any controls and procedures,  no  matter  how  well  designed  and  operated,  can  provide  only reasonable assurance of achieving the desired control objectives, and management necessarily  was required to apply its judgment in evaluating  the  cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this  report,  the  Company  carried  out an evaluation,  under the supervision and with the  participation  of the Company's management,  including the Company's Chief  Executive  Officer and the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's  disclosure  controls  and  procedures.  Based on the  foregoing,  the
Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were effective.

There have been no significant  changes in the Company's internal controls or in other factors that could  significantly  affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

        The  following  table sets forth the  directors  and officers of the
Company and their respective ages and positions:

NAME                        AGE                  POSITION
Michael Rivers                                         CEO and Director
Geoffrey Birch                                         Director/Treasurer
Robert Jolly                                           Director

Dr. Michael Rivers:
Michael is the founder of IBSGI and has over twenty-one  years experience in the field  of  business  development,  support  and  human  services.  His  areas of expertise  include  supporting the development of small to mid size  businesses, establishing  digital  business  services  with  a  diverse  group  of  business community  entities and remote vocational  relationships  within One-Stop Career
Center processes through  technology.  Michael has served as an expert and guest speaker for several  organizations.  Of note,  the U.S.  Dept. of Commerce,  the
Social  Security  Administration,  the  Dept.  of  Labor,  the  Association  for
Community Colleges and several state and national organizations. Michael holds a doctorate  through  the  Washington  D.C.  consortium  of  universities,  and an
undergraduate   degree  in  diversified   studies  in  Chemistry,   Biology  and
Psychology.

Mr. Geoffrey  Birch:
Mr. Birch was in pharmaceuticals for over 30 years which included manufacturing and distribution. Mr. Birch grew his company until it was purchased by Pfizer in the mid 1990s. Mr. Birch is a board member for several UK Venture capital firms including one he is chairman of, Sylvrey Ltd. These firms primarily invest in young companies with tremendous growth potential in the areas of technology. Mr.
Birch brings in-depth knowledge into the development of businesses in bear and bull markets.

Mr. Robert Jolly:
Mr. Jolly has been a Certified Public accountant for nearly 30 years. For the last 18 years, Mr. Jolly has served as the Chief Financial Officer for a large industrial firm head quartered in Central Florida called Whittington sprinkler and fire systems. Prior to accepting this position, Mr. Jolly served as a Chief
Controller and in the capacity of Public accountant for nearly 10 years. Mr.
Jolly has been involved with a range of merger and acquisitions as well as developing long term financial planning for corporations of various sizes.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and holders of 10% or more of the Company's common stock file reports of ownership and changes in ownership  with the  Securities and Exchange
Commission.  Officers,  directors and stockholders  holding more than 10% of the
Company's  common  stock are required by the  regulation  to provide the Company with copies of all Section 16(a) forms they have filed. Mr. Baker and Dr. Rivers have not filed reports  under Section 16(a) due for the year ended  December 31,
2003.

        Audit Committee Financial Expert

        The  Board has  determined  that  Director  Robert  Jolly is an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the
Securities exchange Act of 1934. Mr. Jolly is not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the Exchange Act.

        Code of Ethics

        The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. Such code is filed as Exhibit 14 to this Form 10-KSB and is available to shareholders at no charge from Michael
Rivers, CEO, 1132 Celebration Blvd., Celebration, FL 34747.

Item 10. Executive Compensation

        Summary Compensation Table

The following table sets forth the compensation paid or accrued to our chief executive officers (the "named executive officers") in 2003 as well his compensation in 2002 and 2001. No officer earned over $100,000 in such fiscal year.

                                      Annual Compensation               Long Term Compensation Awards
                                                                                        Awards                    Payouts

                                                               Other                       Securities               All
                                                                Annual        Restricted   Underlying               Other
                                                                Compen-       Stock        Options/        LTIP     Compen-
                            Year          Salary   Bonus        sation        Award(s)     SARs            Payouts  sation
                                         ($)      ($)           ($)           ($)           (#)             ($)      ($)

Marc Baker (1)              2003          0        0             0             0             0               0        0

Michael Rivers(1)           2003          0        0             0             0             0               0        0

(1) Mr. Baker served as CEO until November 17, 2003.
The Company has no stock option, SAR or other compensation plans. Dr. Rivers was appointed CEO of IBSG International as of November 17, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth  certain  information  regarding the  beneficial ownership  of Common Stock as of March 25, 2004 by (i) each  stockholder  who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the Company's executive  officer  named in the  Summary  Compensation  Table,  and (iv) by all executive  officers and directors of the Company as a group.  The information as to each person or entity has been furnished by such person or group.

                                                  Shares Beneficially Owned
                                            Common Stock      Percentage

Michael Rivers(1)                           15,000,000              47.8
Geoffrey Birch                               1,211,104 (2)           3.9
Robert Jolly                                   147,000               0.5
M&K Trust(1)                                15,000,000              47.8
All directors and executive                 16,358,104              52.0 officers as a group (3 persons)

Foot Notes:

  1.   Dr. Rivers's shares are owned under a trust  established in April of 2001 and are for the benefit of his children and wife. Dr. Rivers  disclaims any beneficial  interest in such  shares.
  2.   Mr.  Birch's  shares are owned by  Sylvrey,  Ltd.  A holding  company in
     Guernsey, UK.

Item 12. Certain Relationships and Related Transactions

In December of 2000, Marc Baker, an officer of the Company, contributed
$6,819 to the company. This amount was originally recorded as a liability on the financial statements. During 2003 Mr. Baker contributed an additional $5,189 for a total amount of $12,008. During 2003 this amount was contributed to capital. As such, $12,008 has been recorded in additional paid in capital as of December 31, 2003.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.      Description

3.1              Articles of Incorporation, as amended. Incorporated by
reference to exhibit 3(i) to the Company's Form 10-SB/12g filed on
March 27, 2002.

3.2              By-laws, as amended. Incorporated by reference to exhibit 3(ii)
to the Company's Form 10-SB/12g filed on March 27, 2002.

10.1             Stock Purchase Agreement. Incorporated by reference to Exhibit
1.1 to Form 8-K filed on November 21, 2003.

14               Code of Ethics

31.1             Certification of Chief Executive Officer Pursuant to Exchange
                 Act Rules 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002.

31.2             Certification of Chief Financial Officer Pursuant to Exchange
                 Act Rules 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.

32.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

We will furnish a copy of any of these exhibits to a shareholder upon written request to Michael Rivers, CEO, 1132 Celebration Blvd., Celebration, FL 34747.

(b) Reports on Form 8-K.

The Company filed a report on Form 8-K on during November 21,2003 reporting items 1,2,5 and 7.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by independent auditors in 2003 and 2002 were as follows

                                       2003                       2002

Audit Fees (1)                       4400.00                     2515.00
Audit-Related Fees
Tax Fees (2)
All Other Fees                        654.00

Total                                2804.00                     2515.00

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements andreview of our quarterly financial statements.

(2) Tax fees principally included tax advice, tax planning and tax return preparation.

The Board of Directors has reviewed and discussed with the Company's management and auditors the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's2003
fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on
Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written  disclosures and the letter from
McClain and Company  required by  Independence  Standards  Board  Standard No. 1
(Independence  Discussions  with Audit  Committees),  and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible  with  maintaining auditor independence.

Based on the review and  discussions  referred to above,  the Board approved the inclusion of the audited  consolidated  financial  statements be included in the
Company's  Annual Report on Form 10-KSB for its 2003 fiscal year for filing with the SEC.

Audit Committee's Pre-Approval Policies

The Board's  policy is now to  pre-approve  all audit services and all permitted non-audit services  (including the fees and terms thereof) to be provided by the
Company's independent auditor; provided, however,  pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total  revenues paid by the Company to its  accountant in the fiscal  year when  services  are  provided;  (2) were not  recognized  as non-audit  services at the time of the engagement;  and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(b) of the Securities  Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized, in the City of Celebration, Florida, on
March 30, 2004.

                                                     IBSG INTERNATIONAL, INC.

                                                     S/ Michael Rivers
                                                     President

In accordance  with the  requirements  of the Exchange Act, this report has been signed  by  the  following  persons  on  behalf  of  the  registrant  and in the capacities and on the dates indicated:

       Signature                                      Title                       Date

/s/ Michael Rivers                President and Director                         March 30, 2004
                                         (Principle Executive Officer)

/s/Robert Jolly                   Director                                       March 30, 2004

/s/ Geoffrey Birch                Director, Treasurer (Principle                 March 30, 2004
                                         Accounting Officer)

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                                      F-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
IBSG International, Inc.
(Formerly Optical Concepts of America Inc.)
Celebration, Florida

We have audited the accompanying balance sheet of IBSG International, Inc.
(Formerly Optical Concepts of America, Inc.) as of December 31, 2003 and the
related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards  generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  financial  position of IBSG  International,  Inc.
(Formerly  Optical  Concepts of America,  Inc.) as of December  31, 2003 and the
results of its  operations  and its cash flows for the year ended  December  31,
2003 in conformity with accounting  principles  generally accepted in the United
States of America.

The accompanying  financial  statements have been prepared  assuming the Company will  continue  as a going  concern.  As  discussed  in Note 1 to the  financial statements,  the Company is a dormant  company and has a deficit working capital and stockholders'  deficit along with no significant  operating revenues to date which raises substantial doubt about its ability to continue as a going concern.
Management's  plans in  regard to these  matters  are  described  in Note 3. The financial  statements do not include any adjustments  that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 25, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Optical Concepts of America, Inc.
2700 N. 29th Ave., Suite 305
Hollywood, FL  33020

Members of the Board:

We have audited the statements of income, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of Optical Concepts of America,
Inc. as of December 31, 2002,  and the results of its operations and its changes in  stockholders'  equity  (deficit)  and its cash  flows  for the  year  ended,
December 31, 2002 in  conformity  with  accounting  principles  generally in the
United States of America.

/s/ Grassano Accounting, P.A.

Boca Raton, Florida

January 21, 2003

   The accompanying notes are an integral part of these financial statements.

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                                  Balance Sheet

                                     ASSETS

                                                                                                  December 31,
                                                                                                      2003
                                                                                                -------------
CURRENT ASSETS
   Cash                                                                                         $          -
                                                                                                -------------
                                                                                                $          -
     Total Current Assets                                                                       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                                             $           -
                                                                                                -------------
     Total Liabilities                                                                                      -
                                                                                                -------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock authorized 100,000,000 shares at
    $0.001 par value; 5,978,772 shares issued and
    outstanding                                                                                         5,979
   Additional paid-in capital                                                                       6,836,851
   Accumulated deficit                                                                             (6,842,830)
     Total Stockholders' Equity (Deficit)                                                                   -
                                                                                                --------------
     TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $           -
                                                                                                ==============

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                            Statements of Operations

                                                                                      For the Years Ended
                                                                                           December 31,
                                                                                2003                   2002
                                                                                -------------    -------------

REVENUES                                                                         $          -     $          -
                                                                                -------------    -------------
EXPENSES                                                                                                     -

     Total Expenses                                                                  6,414,103            6,189
                                                                                --------------    -------------
NET LOSS                                                                         $  (6,414,103)   $      (6,819)
                                                                                ==============    ==============
BASIC LOSS PER SHARE                                                             $       (0.29)   $       (0.03)
                                                                                ==============    ==============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                                       22,177,672            203,165
                                                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                  Statements of Stockholders' Equity (Deficit)

                                                                                Additional
                                                Common Stock                      Paid-in           Accumulated
                                            Shares          Amount                Capital             Deficit
                                            -------      ----------------    ----------------     --------------

Balance, December 31, 2001                    203,171     $           203    $        421,705    $     (421,908)

Net loss for the year ended
  December 31, 2002                                 -                   -                   -            (6,819)
                                              -------     ----------------   ----------------     --------------
Balance, December 31, 2002                    203,171                 203             421,705          (428,727)

November 17, 2003, common
  stock issued for services
  at $1.10 per share                        5,496,835               5,497           6,041,021

November 20, 2003, common
  stock issued for services
  at $1.30 per share                          278,766                 279             362,117

Contributed capital from former
  officer                                           -                   -              12,008

Net loss for the year ended
 December 31, 2003                                  -                  -                    -        (6,414,103)
                                              -------     ----------------   ----------------     --------------
Balance, December 31, 2003                  5,978,772     $         5,979    $      6,836,851    $   (6,842,830)
                                            =========     ================   ================    ===============

   The accompanying notes are an integral part of these financial statements.

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                            Statements of Cash Flows

                                                                                      For the Years Ended
                                                                                      December 31,
                                                                               2003                2002

CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss                                                                  $     (6,414,103)   $       (6,918)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Stock issued for services                                                      6,408,914                 -
                                                                                -------------     --------------
       Net Cash Used by Operating Activities                                           (5,189)           (6,918)
                                                                                -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net Cash Used by Investing Activities                                                 -                 -
                                                                                -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from officer                                                                5,189              6,918
                                                                                -------------     --------------
       Net Cash Provided by Financing Activities                                        5,189              6,918
                                                                                -------------     --------------
NET DECREASE IN CASH                                                         $              -    $             -
                                                                                -------------     --------------
CASH AT BEGINNING OF PERIOD                                                  $              -    $             -
                                                                                =============     ==============
CASH AT END OF PERIOD

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                             $              -    $             -
   Income taxes paid                                                         $              -    $             -

 SCHEDULE OF NON-CASH FINANCING ACTIVITIES
   Contributed capital from officer (Note 1)                                 $         12,008    $             -

 The accompanying notes are an integral part of these financial statements.

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 -      ORGANIZATION

              The financial statements presented are those of IBSG
              International, Inc. (the Company). The Company was incorporated as Celebrity Steakhouses,  Inc. under the laws of the State of
              Florida in June of 1996. In October of 1996 the Company  changed its name to Deerfield Financial Services.  In June of 1998 the
              Company changed its name to Optical Concepts of America, Inc. In
              November of 2003 the Company changed its name to IBSG
              International, Inc. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Florida or of the United States of America.
              The Company has been dormant for several years; as such it is presented as a dormant enterprise.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

               The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

              b.  Basic Loss Per Share

               Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.
               For the Years Ended
                                                                                         December 31,
                                                                                  2003                2002
              Loss per share:

              Numerator - net loss                                              $   (6,414,103)        $    (6,819)

              Denominator - weighted average
                number of shares outstanding                                        22,177,672             203,165
                                                                                    ----------             -------

              Loss per share                                                   $         (0.29)        $    (0.03)
                                                                                    ==========             ========

              c.  Provision for Taxes

               Deferred taxes are  provided  on  a  liability  method whereby deferred tax  assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary
               differences. Temporary differences are the differences between the  reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when,  in the opinion of  management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the  effects of changes in tax laws and  rates on the date of enactment.

   The accompanying notes are an integral part of these financial statements.

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Net deferred tax assets consist of the following components as of
               December 31, 2003 and 2002:

                                                                                   2003                2002
              Deferred tax assets:
                NOL Carryover                                               $            2,025  $               -
              Deferred tax liabilities:                                                      -                  -
              Valuation allowance                                                       (2,025)                 -
                                                                                ---------------      -------------
              Net deferred tax asset                                        $                -  $               -
                                                                                ===============      =============

               The income tax  provision  differs  from the amount of income tax determined by applying the U.S.  federal  income tax rates of 39%
               to pretax income from  continuing  operations for the years ended
               December 31, 2003 and 2002 due to the following:

                                                                                   2003                2002
                                                                               ---------------      -------------
              Book income                                                   $       (2,501,500) $               -
              Stock for services                                                     2,499,475                  -
              Valuation allowance                                                        2,025                  -
                                                                               ---------------      -------------
                                                                            $                -  $               -
                                                                               ===============      =============

               At  December  31,  2003,  the  Company  had  net  operating  loss carryforwards of approximately  $5,000 that may be offset against future  taxable  income from the year 2003 through  2023.  No tax benefit has been  reported in the December 31, 2003  consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

d.       Related Party Transactions

               In  December of 2000, Marc Baker, an officer of the Company, contributed $6,819 to the company. This amount was originally recorded as a liability on the financial statements. During 2003
               Mr. Baker contributed an additional $5,189 for a total amount of
               $12,008. During 2003 this amount was contributed to capital. As such, $12,008 has been recorded in additional paid In capital as of December 31, 2003.

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Use of Estimates

               The  preparation of financial statements in conformity  with accounting principles generally accepted in the United States of
               America requires management to make estimates and  assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              f. Change in Accounting Principles

               During the year ended December 31, 2003, the Company  adopted the following accounting  pronouncements,  which had no impact on the financial statements or results of operations:

o        SFAS No. 143, Accounting for Asset Retirement Obligations;
o        SFAS No. 145, Recision of FASB Statements 4, 44, and 64,
                       amendment of Statement 13, and Technical Corrections;
o        SFAS No. 146, Accounting for Exit or Disposal Activities;
o        SFAS No. 147, Acquisitions of certain Financial Institutions; and
o        SFAS No. 148, Accounting for Stock Based Compensation.
o        SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and
                       Hedging Activities;
o         SFAS No.150, Accounting for Certain Financial Instruments with
                       Characteristics of both Liabilities and Equity

               In addition, during the year ended December 31, 2003, FASB
               Interpretations No. 45 and No. 46, along with various Emerging
               Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

NOTE 3 -      GOING CONCERN

               The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, the Company has a deficit in working capital and stockholders' deficit at December
               31, 2003. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

   The accompanying notes are an integral part of these financial statements.

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 3 -      GOING CONCERN (continued)

               In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock.
               It is the intent of the Company to seek a merger with an
               existing, operating company. In the interim, shareholders of the
               Company are committed to meeting its minimal operating expenses.
               However, management cannot provide any assurances that the
               Company will be successful in accomplishing any of its plans.
               Subsequent to December 31, 2003 the Company completed a reverse merger with Intelligent Business Systems Group
               International, Inc (see Note 6).

               The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -      STOCK ISSUANCES

               On November 17, 2003 the Company issued 5,496,835 shares of common stock to various individuals for services rendered.  The shares were valued at the stocks closing price of $1.10 per share for a total consideration of $6,046,519.

               On November 20, 2003 the Company issued 278,766 shares of common stock to various individuals for services rendered.  The shares were valued at the stocks closing  price of $1.30 per share for the total consideration of $362,396.

NOTE 5 -      STOCK SPLITS

               On May 31, 2003 the Company authorized a 1 for 4 reverse stock split or common stock.

               On November 14, 2003 the Company authorized a 1 for 50 reverse stock split for common stock.

               All references to common stock have been retroactively restated.

NOTE 6 -      SUBSEQUENT EVENT

               Subsequent to December 31, 2003 the Company completed its reverse merger with Intelligent Business Systems Group International,
               Inc. This resulted in a 15,000,000 common stock issuance.

   The accompanying notes are an integral part of these financial statements.

                            IBSG INTERNATIONAL, INC.
                   (Formerly Optical Concepts of America Inc.)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 6 -      SUBSEQUENT EVENT (Continued)

               Intelligent Business Systems Group International, Inc, commenced business in 1997, and is now in its sixth year of operations selling enterprise solutions that is designed to greatly enhance the operating efficiency and create revenue for State Small
               Business Development Centers, business associations (e.g.
               Chambers of Commerce) and Fortune 1000 corporations through the licensing of its proprietary turnkey digital service center software, which provides a broad range of digital budgetary, administrative and  commercial services (B2B, e-commerce,
               government to business and enterprise business services) on a single platform known as the NetPool Data System (copyrighted).

               As a software provider, system integrator and Application Service
               Provider, Intelligent Business Systems Group International, Inc
               generates its revenue from license sales, system modifications, system support, and a percentage of monthly customer fees.

