Form 10QSB
period 2004-03-31
IBSG INTERNATIONAL INC
filed 2004-05-27
CIK 1031905

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                       March 31, 2004

Commission File No. 000-29587

IBSG INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747

(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  33,054,707 shares as of April 30, 2004.

Transitional Small Business Format:     No

PART I -  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been omitted. However, in the opinion of management, all adjustment’s (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Consolidated Balance Sheet

ASSETS

March 31, 2004 (Unaudited)
CURRENT ASSETS
Cash	$249,776

Total Current Assets	249,776

Furniture, Fixtures and Software, Net	941,078

OTHER ASSETS
Deposits	12,676

Total Other Assets	12,676

TOTAL ASSETS	$1,203,530

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2004 (Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$168,042
Note payable-related party (Note 2)	192,000

Total Current Liabilities	360,042

Long Term Liabilities
Note payable-related party (Note 2)	709,416

Total Long Term Liabilities	709,416

TOTAL LIABILITIES	1,069,458

STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 32,114,707 shares issued and
outstanding	32,115
Additional paid-in capital	10,823,714
Stock subscription payable	132,000
Deferred consulting expense (Note 3)	(7,231,200)
Stock subscription receivable	(30,000)
Accumulated deficit	(3,592,557)

Total Stockholders' Equity	134,072

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$1,203,530

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
REVENUES	$--	$--
EXPENSES	--
Bad debt expense	187,016	--
Services paid for with Common Stock	2,541,293	--
Amortization of deferred consulting fees	314,400	--
General and administrative	332,113	5,000

Total Expenses	3,374,822	5,000

Loss from operations	(3,374,822)	(5,000)

OTHER EXPENSES
Interest expense	(15,745)	--

Total Other Expenses	(15,745)	--

NET LOSS	$(3,390,567)	$(5,000)

BASIC LOSS PER SHARE	$(0.16)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,064,756	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,390,567)	$(5,000)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	2,541,293	--
Amortization of deferred consulting expenses	314,400	--
Bad debt expense	187,016	--
Depreciation expense	41,559	--
Changes in operating assets and liabilities:
Increase in deposits	(7,629)	(7,652)
Increase in accounts payable and accrued expenses	40,349	534

Net Cash Used by Operating Activities	(273,579)	(12,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	(71,785)	(29,226)
Purchase of fixed assets	(23,978)	--
Advances to IBSG Group prior to consolidation	(203,753)	--

Net Cash Used by Investing Activities	(299,516)	(29,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	742,555	44,500
Proceeds from stock subscription payable	132,000	--
Payments on notes payable	(57,243)	--

Net Cash Provided by Financing Activities	817,312	44,500

NET INCREASE IN CASH	244,217	3,156
CASH AT BEGINNING OF PERIOD	5,559	--

CASH AT END OF PERIOD	$249,776	$3,156

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended March 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$15,745	$ --
Income taxes paid	$--	$ --
SCHEDULE OF NON-CASH
FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$7,545,600	$ --
Common stock issued for services	$2,541,293	$ --

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Notes to the Consolidated Financial Statements
March 31, 2004

NOTE 1 –     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Pursuant to a Share Exchange Agreement dated November 10, 2003, which was effective on February 13, 2004, the Company acquired 100% of the outstanding capital stock of Intelligent Business Systems Group, Inc. a Delaware corporation, in exchange for 15,000,000 shares of its common stock. These shares were issued to the stockholders of Intelligent Business Systems Group, Inc. in exchange for their wholly owned interest in Intelligent Business Systems Group, Inc. At the time of acquisition, the stockholders of Intelligent Business Systems Group, Inc. acquired control of the Company and accordingly, for accounting purposes, Intelligent Business Systems Group, Inc. was treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Intelligent Business Systems Group, Inc.

Accordingly, at March 31, 2004 the consolidated financial statements include those of IBSG International, Inc. (formerly Optical Concepts) (IBSG, Inc) and Intelligent Business Systems Group, Inc. (Group) together are referred to as ‘the Company’.

Concurrent with the Share Exchange Agreement, M&K Trust (a trust controlled by the wife of the president and chairman of the Company) (Trust) sold certain assets to the Company. in exchange for a note payable of $958,659. The note bears interest at 8.00% per annum and is secured by a security agreement naming all of the tangible and intangible assets of IBSG, Inc. The assets sold to the Company include the software and source codes for the Company’s proprietary software as well as various license/maintenance agreements with the users of such software and accounts receivable generated under such license/maintenance agreements. Group assumed the obligations of Commerce, Inc. as licensor under such agreements. The trust obtained these assets from a company named Commerce Thru Digital Technologies, Inc. (Commerce, Inc.) a company that was controlled by the president and chairman of IBSG, Inc. Because of the related party nature of this transaction, the assets were valued at predecessor costs and represent actual cash which was paid to Commerce Inc. by the Trust for the development and commercialization of the software. At the time that the assets were sold to the IBSG, Inc. the accounts receivable balance was approximately $3,983,000. Of this amount, $2,500,000 was deemed to be deferred revenue. The balance of $1,483,000 of revenue would have been recognized by either Commerce, Inc. or the Trust during the time that these entities owned the contracts. Since the Trust had no basis in the generation of the accounts receivable, they have not been recorded.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Notes to the Consolidated Financial Statements (Continued)
March 31, 2004

NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

When the Company receives any cash for the $1,483,000 portion of the accounts receivable, the Company will recognize an addition to paid in capital. The Company will recognize revenue on the remaining lives of the contracts of $2,500,000 in accordance with the revenue recognition policy in Note 2. This includes $671,000 of receivables for the first quarter of 2004 (customization work completed, additional licenses billed to customer and deferred revenue) which are also not reflected. Because of the slow pay nature of these contracts, the sporadic nature of the prior cash collections of both Commerce, Inc. and the Trust, the Company will recognize this revenue as the cash is collected. A number of current contract assets assumed by IBSG, Inc. have written confirmation from the customer acknowledging the contract and outstanding payables

NOTE 2 —      CRITICAL ACCOUNTING POLICIES

      a. Revenue Recognition

Our license agreements typically run for five years. A first year license fee, inclusive of installation, integration and training, is payable at the initiation of the license. License maintenance is payable on the second through fifth anniversary date of the license. Each fee covers the license/maintenance fee for one year. Such fees are accounted as unearned revenue and recognized as revenue ratably over each annual period. We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is reasonably assured, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Reasonable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. Additional consideration is given to the type of customer. Most of our customers are government or quasi-government agencies and are thus considered low collection risk although payments could take as long as 12 months to be brought current by the customer due to the slow pay nature of such entities. Late payments and interest are assessed based on unpaid balances on a monthly basis. A number of current contract assets assumed by IBSG have written confirmation from the customer acknowledging the contract and outstanding payables

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Notes to the Consolidated Financial Statements (Continued)

March 31, 2004

NOTE 2 —      CRITICAL ACCOUNTING POLICIES (Continued)

a. Revenue Recognition (Continued)

due to the Company. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection.

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or maintenance), software products, and end-user subscriptions with billings recorded as received and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

Where vendor-specific objective evidence of fair-value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the Residual Method prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual or remaining amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically 12 months.

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

Deferred revenues include amounts received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Notes to the Consolidated Financial Statements (Continued)
March 31, 2004

NOTE 2 — CRITICAL ACCOUNTING POLICIES (Continued)

        a.        Revenue Recognition (Continued)

      Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts and a sales return allowance to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider (i) the type of entity (government, commercial, retail) and the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry, whether the entity is government, as well as general economic conditions, among other factors.

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

      b. Equity Transactions

The Company records the values for the common stock issuances based on the closing prices of the common stock on the date of authorization for services, extinguishments of debt or any other consideration other than cash. From time to time, the Company will enter the equity market and raise cash from unaffiliated 3rd party investors. These issuances are valued at the cash prices that the Company is able to sell the stock for.

      c. Depreciation and Amortization

The Company is depreciating its furniture and equipment on a straight-line basis over a 5-year period. The software acquired (Note 1) is being amortized on a straight line over a 3-year period.

NOTE 3 —       EQUITY ISSUANCES

During January 2004, the Company issued 415,333 shares of common stock for cash of $121,200 pursuant to private placements. The shares were valued at an average price of $0.29 per share

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Notes to the Consolidated Financial Statements (Continued)
March 31, 2004

NOTE 3 —      EQUITY ISSUANCES (Continued)

During January 2004, the Company issued 250,000 shares of common stock as stock offering costs. The shares were valued at $1.28 per share, which was the closing price on the date of issue. The costs associated with the stock offering costs were deducted from additional paid in capital.

During January 2004, the Company issued 50,000 shares of common stock for services relating to the reverse merger. The shares were valued at $1.28 per share, which was the closing price on the date of issue.

During January 2004, the Company issued 5,895,000 shares of common stock to several entities for deferred consulting services. The shares were valued at $1.28 per share, which was the closing price on the date of issue. Deferred consulting expenses of $7,545,600 were established and are being amortized over a 60-month period, which is the expected term of the services. Amortization expense of $314,400 was recorded as of March 31, 2004.

During January 2004, the Company issued 840,000 shares of common stock to several individuals for services rendered. The shares were valued at $1.28 per share, which was the closing price on the date of issue. The Company recorded service expense of $1,074,360.

During February 2004, the Company issued 880,966 shares of common stock for cash of $393,290 pursuant to private placements. The shares were valued at an average price of $0.45 per share.

During February 2004, the Company issued 250,000 shares of common stock as stock offering costs. The shares were valued at $1.40 per share, which was the closing price on the date of issue. The costs associated with the stock offering costs were deducted from additional paid in capital.

During February 2004, the Company issued 15,000,000 shares of common stock for the reverse merger between IBSG International, Inc. and IBSG Group, Inc.

During February 2004, the Company issued 43,500 shares of common stock for the extinguishments of debt valued at $43,065. The shares were valued at $0.99 per share, which was the closing price on the date of issue.

During February 2004, the Company issued 1,417,104 shares of common stock to several individuals for services rendered. The shares were valued at $0.99 per share, which was the closing price on the date of issue. The Company recorded service expense of $1,402,933

During March 2004, the Company issued 430,000 shares of common stock for cash of $215,000 pursuant to private placements. The shares were valued at an average price of $0.50 per share. The Company received $185,000 of the cash prior to the March 31, 2004, and the remaining $30,000 was received in April 2004.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)

Notes to the Consolidated Financial Statements (Continued)
March 31, 2004

NOTE 3 —      EQUITY ISSUANCES (Continued)

Pursuant to the private placements for cash mentioned previously, the Company was required to issue additional shares of common stock to the various parties because the closing bid price of the Company’s stock was not $1.00 at March 31, 2004. Accordingly, the Company issued an additional 664,032 shares of common stock to the private placement investees for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share.

NOTE 4 —      GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2004 of $4,850,157, and has a working capital deficit at March 31, 2004 of $110,266. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 5 —      SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company collected the $30,000 stock subscription receivable.

Subsequent to March 31, 2004, the Company issued 264,000 shares of common stock for the stock subscription payable.

Subsequent to March 31, 2004, the Company issued 656,000 shares of common stock for cash of $327,080 or $0.50 per share.

Subsequent to March 31, 2004, the Company issued 20,000 shares of common stock for services rendered.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Financial Statements and related Notes thereto appearing elsewhere in this report. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will select additional changes to revenue recognition to comply with the most conservative SEC recognition of on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC).

The  Company (“IBSG” or the ““Company”), through Intelligent Business Systems Group, Inc. which became a wholly owned subsidiary of the company on February 13, 2004, is in the business of selling enterprise solutions that enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g. Chambers of Commerce) and other organizations through the licensing of its unique turn-key digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform known as the NetPool Data System.

As a software provider, system integrator and Application Service Provider, IBSG generates its revenue from license sales, system modifications, system support, and a percentage of monthly customer fees.

The NetPool Data System provides IBSG’s licensees with the ability to operate a turnkey digital service center that integrates a number of vertical market entities (clients or sub-licensees) on a single platform without requiring the business to have a pre-existing web site or digital catalogue.  Branded and administered by the customer, the system is installed on a customer’s server or hosted by IBSG and accessed via their web site. Utilizing the NetPool Data System, the licensees are able to offer a broad spectrum of services, including sales (services and products), sales management, formal bid management (B2B/G2B), sub-contracting & strategic alliance searches, fiscal management, inventory control, regional market analysis and employment services.

Each license holder can create individualized business models through the system’s comprehensive on-line billing functions and generate revenue through system services and sub-license sales. Typically the licensees charge their customers monthly usage and transaction-based fees. The host licensee may also sell sub-licenses to other entities in their states or vertical markets and provide those entities with the ability to offer similar services to their customer/member/consumer base.

The market for the NetPool Data System includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises (SMEs).

IBSG currently markets the system to state operated Small Business Development Centers (SBDCs), business organizations (chambers of commerce), Internet Service Providers, financial institutions), Economic and Workforce Development projects (including local and state government agencies), and educational institutions (i.e. community colleges, universities). These entities share a common goal to enhance SME growth, secure cost effective vendor management, and offer a wide range of business services and opportunities to their business constituents and to generate revenue or recover costs from the provision of such services. In practice, IBSG’s contracts have the opportunity to grow exponentially over time due to the interrelationships that exist within the foregoing market areas. When IBSG sells a master “host” license to a state SBDC or state chamber, that entity can sell “sub-licenses” to the other vertical markets in their respective states or markets, from which the Company receives incremental revenue.

Each license holder can create individualized business models through the system’s comprehensive on-line billing functions and generate revenue through system services and sub-license sales. Typically the licensees charge their customers monthly usage and transaction-based fees. The host licensee may also sell sub-licenses to other entities in their states or vertical markets and provide those entities with the ability to offer similar services to their customer/member/consumer base.

In 2004 the Company acquired from a related party the current license agreements with chambers of commerce and SBDCs and has been fulfilling the obligations of licensor under such agreements as well as accounts receivable generated on such licenses.  At the time that the assets were acquired the accounts receivable balance was approximately $3,983,000.  Of this amount, $2,500,000 was deemed to be deferred revenue of which $1, 100, 000 of revenue would have been recognized for the first quarter of 2004 as deferred revenue. The balance of $1,483,000 of revenue would have been recognized prior to the time that the Company acquired these contracts. Due the acquisition from a related party that had no basis in the generation of the accounts receivable, they have not been recorded. When the Company receives any cash for the $1,483,000 portion of the accounts receivable, the Company will recognize an addition to paid in capital. Due to the nature of government contracts paying slowly, and the largest receivable represented by a state that has gone through a substantial restructuring, the Company anticipates that payments will continue to be slow paid over the next 6-8 months. As the result of the majority of the contract being paid by allocated federal funds, the 5 year contract being paid current on its maintenance fees and the written commitment by the customer to continue to make payments as contracted, management feels this contract will be on an accrual basis before the end of the 3rd quarter of 2004.

The Company will recognize revenue on the remaining lives of the contracts of $2,500,000 in accordance with the revenue recognition policy in Note 2 of the financial statements filed in this quarterly report.  This includes $671,000 of receivables for the first quarter of 2004 (customization work completed, additional licenses billed to customer and deferred revenue) which are also not reflected.   Because of the slow pay nature of these contracts, the sporadic nature of the prior cash collections since their initiation, the Company will recognize this revenue as the cash is collected.  A number of current contract assets assumed by IBSG, Inc. have written confirmation from the customer acknowledging the contract and outstanding payables.

Results of Operations

Quarter ended March 31, 2004 and 2003

Due to the Company’s policy of not recognizing revenue on its license agreements until payment, the Company reflects no revenues on the $671,000 of customization work completed, additional licenses billed to customer and deferred revenue in quarter ending March 31, 2004 quarter.  There was also no revenue recognized in the 2003 quarter.

The Company had expenses of $4,632,422 in the 2004 quarter and $5,000 in the 2003 quarter.  In 2004, the expenses were primarily services paid for with issuance of common stock, amortization of consulting services, general and administrative expenses and bad debt expense from the write off of a receivable. The payment of services with stock and amortization of consulting services is a non-cash charge to the Company’s operations.

Liquidity and Capital Resources

The Company undertook a private placement of its common stock from January to April 2004. As of March 31, 2004 the company had cash of $249,776 and received additional proceeds from the placement in April 2004.  The Company has incurred cumulative operating losses through March 31, 2004 of $4,850,157, and has a working capital deficit at March 31, 2004 of $110,266. All of the loss is attributed to the payment of stock in exchange for services in building the Company, and management does not anticipate that this will negatively impact the Company’s year-end projections of operating earnings. The Company believes that it will begin to collect the substantial receivables from its customers and will have sufficient other capital resources available to continue as a going concern. However, it has no agreements for additional capital and may have to curtail its operations if sufficient capital is not received from its operations or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60.

Revenue Recognition

Recognition of revenue on the Company’s software licenses requires estimates of the amounts to be recognized in the current period and estimates as set forth in Note 2 to the financial statements filed with this quarterly report.

Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts and a sales return allowance to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer.

RELATED PARTY TRANSACTIONS

The Company’s enterprise solutions software is owned by M & K Trust, the Company’s largest shareholder,  and is provided to the Company pursuant to an agreement to pay M & K Trust $1,000,000 in 120 monthly installments of $12,132.76 until November 30, 2015.  Such obligation is secured by substantially all of the Company’s assets. M&K Trust is a trust controlled by the wife  of the president of the Company.

The Company also acquired from M & K Trust the rights as licensor under certain license agreements which provide substantially all of the Company’s revenues.  The Company also acquired certain accounts receivable generated under such license agreements.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We have no arrangements or sources of additional capital and may have to curtail our operations if additional capital is needed but is not available.

                Our customers who are generally state government agencies or quasi government chambers of commerce can be exceedingly tardy in paying their obligations to us.  We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business. The Company will use additional commercial market opportunities to offset the slow pay nature of the lucrative government contract market. The Company’s current and projected acquisitions will expand the Company’s retail and private sector markets which should create a blend of payment cycles between the secured government markets and the commercial markets.

We acquired our enterprise software and began servicing licensees of such software in 2004.   Prior financial information reflects a profitable operation. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks may include:

  •   uncertain commercial acceptance of our products;

  •   technological obsolescence; and

  •   competition

We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

Our software products are subject to rapid technological change and to compete, we must offer products that achieve market acceptance.

The software industry is characterized by rapid technological change.  To remain competitive, we must continue to improve our existing products to meet the needs of our customers.  We cannot assure you that new products offered by our competitors may not prove attractive to our clients and potential clients and adversely affect our future revenues.

Our failure to adequately protect our proprietary rights could adversely affect our ability to compete effectively.

We rely on a combination of contracts, copyrights, continued evolution of our core product (s) and other security measures in order to establish and protect our proprietary rights. We can offer no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary technology or duplicate our products.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered in this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Executive and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Executive and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES   Recent sales of unregistered securities   From January 1, 2004 to March 31, 2004 the Company undertook a private placement of its common stock.  As a result the Company sold 1,911,229 shares in the offering for $.25 to $.50 per share.  The offering was limited to persons who are Accredited Investors as defined in SEC Regulation D.  The total offering price of the shares was $759,400 and the Company paid sales commissions of $119,635 in connection with the offering.

Under the offering, the Company agreed to issue additional shares to investors if the Company’s common stock traded at a bid  price of less than $1.00 per share on March 31, 2004.  Since the Company’s stock price did not mintain that level on March 31, 2004 the Company was required to issue an additional 664,030 shares of its common stock in the offering.

In connection with such sales the Company issued 500,000 shares of its common stock to finders and $669,500 for placement agent fees.  The Company engaged Westcap Securities, Inc. as placement agent for a portion of sales and finders for the remainder.

During February 2004, the Company issued 15,000,000 shares of common stock for the reverse merger between IBSG International, Inc. and IBSG Group, Inc. During January 2004, the Company issued 50,000 shares of common stock for services relating to the reverse merger.  During January 2004, the Company issued 5,895,000 shares of common stock to several entities for deferred consulting services.

During January 2004, the Company issued 840,000 shares of common stock to several individuals for services rendered.  During February 2004, the Company issued 43,500 shares of common stock for the extinguishments of debt valued at $43,065.

During February 2004, the Company issued 1,417,104 shares of common stock to several individuals for services rendered. The foregoing shares were exempt from registration under the Securities Act of 1933 pursuant to the exemption of Section 4(2) for offerings not involving any public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K   (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarterly period ended March 31, 2004.   A Form 8-K was furnished on February 12, 2004, under Item 1, relating to acquisition of   Intelligent Business Systems Group, Inc.

A Form 8-K was filed on February 13, 2004, under Item 5 and 7, relating to press release announcing closing of acquisition of Intelligent Business Systems Group, Inc.

A Form 8-K was filed on February 25, 2004, under Items 4 and 7, relating to change in certifying accountants.

A Form 8-K/A was filed on March 29, 2004, under Items 4 and 7, related to change in certifying accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBSG INTERNATIONAL, INC.

s/ Michael Rivers
President (Principal executive officer)

s/Geoffrey Birch
Treasurer (Principal accounting officer)