Form 10QSB
period 2004-06-30
IBSG INTERNATIONAL INC
filed 2004-08-16
CIK 1031905

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                       June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:34,636,631 as of July 27, 2004

Transitional Small Business Format:     No

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Balance Sheet

ASSETS

June 30, 2004 (Unaudited)
CURRENT ASSETS
Cash	$358,854
Accounts receivable (Note 2)	1,730,000
Prepaid expenses	32,943

Total Current Assets	2,121,797

Furniture, Fixtures and Software, Net	1,318,732

OTHER ASSETS
Deposits	6,427

Total Other Assets	6,427

TOTAL ASSETS	$3,466,956

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2004 (Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$277,748
Deferred revenue (Note 2)	904,426
Capital leases payable	6,737
Note payable-related party (Note 3)	250,000

Total Current Liabilities	1,438,911

Long Term Liabilities
Capital leases payable	8,156

Total Long Term Liabilities	8,156

TOTAL LIABILITIES	1,447,067

STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 35,803,499 shares issued and
Outstanding	35,804
Additional paid-in capital	11,641,484
Deferred consulting expense	(5,975,333)
Accumulated deficit	(3,702,066)

Total Stockholders' Equity	1,999,889

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$3,446,956

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Statements of Operations
Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
REVENUES	$838,074	$--	$838,074	$--

EXPENSES
Cost of Sales	10,980	--	10,980	--
Bad debt expense	264,539	--	77,523	--
Services paid for with common stock	3,124,502	--	268,809	--
Amortization and depreciation	170,583	--	129,024	--
General and administrative	582,531	48,883	291,977	43,883

Total Expenses	4,153,135	48,883	778,313	43,883

Income (Loss) from operations	(3,315,061)	(48,883)	(59,761)	(43,883)

OTHER EXPENSES
Loss on extinguishment of related party
debt	(156,765)	--	(156,765)	--
Interest expense	(28,250)	--	(12,505)	--

Total Other Expenses	(185,015)	--	(169,270)	--

NET LOSS	$(3,500,076)	$(48,883)	$(109,509)	$(43,883)

BASIC LOSS PER SHARE	$(0.13)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	27,795,623	15,000,000	32,652,615	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,500,576)	$(48,883)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	3,124,502	--
Bad debt expense	264,339	--
Amortization and Depreciation expense	170,583	--
Loss on extinguishment of Related party debt	156,765	--
Changes in operating assets and liabilities:
Accounts receivable	(1,730,000)	--
Prepaid expenses	(32,943)	--
Increase in deposits	(1,380)	(7,652)
Increase in accounts payable and accrued expenses	116,366	40,273
Deferred revenue	904,426	--

Net Cash Used by Operating Activities	(527,218)	(16,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	(149,308)	(38,811)
Purchase of fixed assets	(106,218)	--
Advances to IBSG Group prior to consolidation	(203,753)	--

Net Cash Used by Investing Activities	(459,279)	(38,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	--	73
Common stock issued for cash	1,746,555	55,000
Payments on notes payable	(190,424)	--
Capital lease payments	(6,856)	--
Stock offering costs	(209,483)	--
Net Cash Provided by Financing Activities	1,339,792	55,073

NET INCREASE IN CASH	353,295	--
CASH AT BEGINNING OF PERIOD	5,559	--

CASH AT END OF PERIOD	$358,854	$--

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$15,745	$ --
Income taxes paid	$--	$ --
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$6,609,413	$ --

Common stock issued for services	$3,124,502	$ --
Common stock issued for extinguishment of
Related party debt	$675,000	$ --
Common stock issued for acquisition of software	$364,000	$ --

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
June 30, 2004

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ending, June 2003 and June 30, 2004 as well as the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 and any future periods.

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

Accordingly, at June 30, 2004 the consolidated financial statements include those of IBSG International, Inc. (formerly Optical Concepts) (IBSG, Inc) and Intelligent Business Systems Group, Inc. (Group) together are referred to as ‘the Company’.

Concurrent with the Share Exchange Agreement, M&K Trust (a trust controlled by the wife of the president and chairman of the Company) (Trust) sold certain assets to the Company in exchange for a note payable of $958,659. The note bears interest at 8.00% per annum and is secured by a security agreement naming all of the tangible and intangible assets of IBSG, Inc. The assets sold to the Company include the exclusive license of software and source codes for the Company’s proprietary software as well as various license/maintenance agreements with the users of such software and accounts receivable generated under such license/maintenance agreements. Group assumed the obligations of a previous company as licensor under such agreements. The trust obtained these assets from a company that was controlled by the president and chairman of the Company. Because of the related party nature of this transaction, the assets were valued at predecessor costs and

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
June 30, 2004

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

represent actual cash which were paid to the previous company by the Trust for the development and commercialization of the software. At the time that the assets were sold to the IBSG, Inc. the accounts receivable balance was approximately $3,983,000. Of this amount, $2,500,000 was deemed to be deferred revenue. The balance of $1,483,000 of revenue would have been recognized by either the previous company or the Trust during the time that these entities owned the contracts. Since the Trust had no basis in the generation of the accounts receivable or the ability to provide service, they have not been recorded. The Company completed an acquisition of assets of RedHand International, a UK based company, which included sophisticated security software and a channel partner agreement. The Company created a new company called Secure Blue and will seek to (1) market the acquired software as a comprehensive solution for Sarbanes-Oxley compliance; (2) integrate the software into it’s other subsidiary IBS Group, Inc’s digital commerce platform with the benefits of adding monitoring capabilities as well as position businesses utilizing the platform to be Sarbanes-Oxley compliant and: (3) to cross market the products into receptive vertical markets. The purchase of RedHand assets consisted of 650,000 shares of common stock valued at $0.56 per share totaling $364,000 and; $46,088 of amounts due to be paid in cash. The entire purchase price of $410,088 was allocated to the software purchased which will be amortized over a 3 year period on a straight line basis.

NOTE 2 —CRITICAL ACCOUNTING POLICIES

a. Revenue Recognition
Our license agreements typically run for five years. A first year license fee, inclusive of installation, integration and training, is payable at the initiation of the license. License maintenance is payable on the second through fifth anniversary date of the license. Each fee covers the license/maintenance fee for one year. Such fees are accounted as unearned revenue and recognized as revenue ratably over each annual period. We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
June 30, 2004

NOTE 2 — CRITICAL ACCOUNTING POLICIES (Continued)

a. Revenue Recognition (Continued)
recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is reasonably assured, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered (conveyance) once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee is due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee and can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, value to the customer is determined on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements. Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately until we have delivered the specified upgrade or additional service. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Reasonable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. Additional consideration is given to the type of customer. Most of our customers are government or quasi-government agencies and are thus considered low collection risk although payments could take as long as 12 months to be brought current by the customer due to the slow pay nature of such entities. Late payments and interest are assessed based on unpaid balances on a monthly basis. A number of current contract assets assumed by IBSG have written confirmation from the customer acknowledging the contract and outstanding payables.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
June 30, 2004

Further due diligence has increased the confidence of receiving payment for several contracts previously not recognized that are on-going projects with new licenses being implemented and we have accounted for recognition as current and deferred revenue based on the above stated policy.

NOTE 2 — CRITICAL ACCOUNTING POLICIES (Continued)

a. Revenue Recognition (Continued)
For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection. When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or maintenance), software products and end-user subscriptions with billings recorded as received and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

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
June 30, 2004

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
June 30, 2004

During the quarter ended June 30, 2004, the Company recognized $838,074 of revenue. These licenses which were activated resulted in accounts receivable of $1,730,000 and deferred revenue of $904,426 which were in accounts recognized over the remaining lives of the licenses which range from three months to a year.

b. Equity Transactions
Equity transactions for consideration other than cash are valued at the closing price on the date of authorization.

NOTE 2 — CRITICAL ACCOUNTING POLICIES (Continued)

c. Acquisitions
The Company estimates the value of acquisitions based on inventory value on-hand, development costs incurred on intellectual property, history market performance and projected market size and likelihood of success over a specific period of time. In cases of a new market, best estimates are based on the closest comparable in the market.

d. Depreciation and Amortization

The Company is depreciating its furniture and equipment on a straight-line basis over a 5-year period. Licenses and pre-defined (guaranteed) subscription revenue is recognized on a monthly basis for each reciprocating year generally over a 5 year period of time. The software acquired (Note 1) is being amortized on a straight line over a 3-year period.

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
June 30, 2004

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

NOTE 3 — EQUITY ISSUANCES (Continued)

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

During February 2004, the Company issued 1,417,104 shares of common stock to several individuals for services rendered. The shares were valued at $0.99 per share, which was the closing price on the date of issue. The Company recorded service expense of $1,402,933.

During March 2004, the Company issued 430,000 shares of common stock for cash of $215,000 pursuant to private placements. The shares were valued at an average price of $0.50 per share. The Company received $185,000 of the cash prior to the March 31, 2004, and the remaining $30,000 was received in April 2004.

Pursuant to the private placements for cash mentioned previously, the Company was required to issue additional shares of common stock to the various parties because the closing bid price of the Company’s stock was not $1.00 at March 31, 2004. Accordingly, the Company issued an additional 664,032 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
June 30, 2004

        Subsequent to March 31, 2004, the Company collected the $30,000 stock subscription receivable.

During April 2004, the Company issued 920,000 shares of common stock for cash of $460,000 pursuant to private placements. The shares were valued at a price of $0.50 per share.

During April 2004, the Company issued 20,000 shares of common stock to an individuals for services rendered. The shares were valued at $0.84 per share, which was the closing price on the date of issue. The Company recorded service expense of $16,800.

During May 2004, the Company issued 598,000 shares of common stock for cash of $299,000 pursuant to private placements. The shares were valued at a price of $0.50 per share.

NOTE 3 — EQUITY ISSUANCES (Continued)

During May 2004, the Company issued 2,068 shares of common stock to individuals for deferred consulting services and along with an adjustment in June 2004 for 295,724 shares valued at $0.45. per share, this was the closing price on the date of issue. Deferred consulting expenses of $134.813 were established and are being amortized over a 60-month period, which is the expected term of the services.

During June 2004, the Company issued 430,000 shares of common stock for cash of $215,000 pursuant to private placements. The shares were valued at a price of $0.50 per share.

During June 2004, the Company issued 90,000 shares of common stock to an individuals for services rendered. The shares were valued at $0.56 per share, which was the closing price on the date of issue. The Company recorded service expense of $50,400.

During June 2004, the Company issued 650,000 shares of common stock for the acquisition of assets of Redhand International. The shares were valued at $0.56 per share, which was the closing price on the date of issue. The Company recorded $364,000 for this purchase.

During June 2004, the Company issued 50,000 shares of common stock to employees as Bonuses. The shares were valued at $0.56 per share, which was the closing price on the date of issue. The Company recorded $28,000 as an expense.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
June 30, 2004

During June 2004, the Company issued 475,724 shares of common stock for deferred consulting services. The shares valued at $0.45. per share, this was the closing price on the date of issue. . Deferred consulting expenses of $214,076 were established.

During June 2004, the Company issued 1,500,000 shares of common stock to M&K Trust for the Note. The shares valued at $0.45. per share, this was the closing price on the date of issue. The transaction was recorded reducing the liability to M&K Trust by $675,000 as of June 30, 2004. There is a balance outstanding of $250,000 at June 30, 2004 which is due in two equal installments of $125,000 by January 2005.

During June 2004, the Company canceled 900,000 shares of common stock for Deferred Consulting Services from 1stQ. The shares valued at $1.28. per share, this was the closing price on the date of issue. Deferred consulting expenses of $1,152,000 were adjusted.

During June 2004, the Company canceled 147,000 shares of common stock for services rendered. The shares valued at $0.99 per share, which was the closing price on the date of issue.

NOTE 4 — GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2004 of $3.702,066. Revenues were sufficient to cover its operating costs and to allow it to continue as a going concern. Loss was principally from issuance of common stock in exchange for services. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company through current and future business of the Company but can provide no assurances of a continuing concern.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
June 30, 2004

NOTE 5 — SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company issued 324,132 shares of common stock for services rendered.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with our Financial Statements and related Notes thereto appearing elsewhere in this report. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC).

The Company through Intelligent Business Systems Group, Inc. which became a wholly owned subsidiary of the company on February 13, 2004, is in the business of selling enterprise solutions that enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g. Business associations) and other organizations through the licensing of its unique turn-key digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform known as the NetPool Data System.

As a software provider, system integrator and Application Service Provider, IBSG generates its revenue from license sales, system modifications, system support, and a percentage of monthly customer fees.

The NetPool Data System provides IBSG’s licensees with the ability to operate a turnkey digital service center that integrates a number of vertical market entities (clients or sub-licensees) on a single platform without requiring the business to have a pre-existing web site or digital catalogue. Branded and administered by the customer, the system is installed on a customer’s server or Mastered by IBSG and accessed via their web site. Utilizing the NetPool Data System, the licensees are able to offer a broad spectrum of services, including sales (services and products), sales management, formal bid management (B2B/G2B), sub-contracting & strategic alliance searches, fiscal management, inventory control, regional market analysis and employment services.

Each license holder can create individualized business models through the system’s comprehensive on-line billing functions and generate revenue through system services and sub-license sales. Typically the licensees charge their customers monthly usage and transaction-based fees. The Master licensee may also sell sub-licenses to other entities in their states or vertical markets and provide those entities with the ability to offer similar services to their customer/member/consumer base.

The market for the NetPool Data System includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises (SMEs).

IBSG currently markets the system to state operated Small Business Development Centers (SBDCs), business organizations (business associations), Internet Service Providers, financial institutions), Economic and Workforce Development projects (including local and state government agencies), and educational institutions (i.e. community colleges, universities). These entities share a common goal to enhance SME growth, secure cost effective vendor management, and offer a wide range of business services and opportunities to their business constituents and to generate revenue or recover costs from the provision of such services. In practice, IBSG’s contracts have the opportunity to grow exponentially over time due to the interrelationships that exist within the foregoing market areas. When IBSG sells a master “Master” license to a state SBDC or state chamber, that entity can sell “sub-licenses” to the other vertical markets in their respective states or markets, from which the Company receives incremental revenue.

Each license holder can create individualized business models through the system’s comprehensive on-line billing functions and generate revenue through system services and sub-license sales. Typically the licensees charge their customers monthly usage and transaction-based fees. The Master licensee may also sell sub-licenses to other entities in their states or vertical markets and provide those entities with the ability to offer similar services to their customer/member/consumer base.

The Company completed a transaction for the assets of RedHand International which included security software and a channel partner contract. The Company then formed a new subsidiary, Secure Blue, Inc, The Company will make various technology adaptations utilizing the identical programming methodology and technical staff from IBS Group, Inc (the Company’s other subsidiary) to provide a robust solution for Sarbaines-Oxley Compliance. Secure Blue will market the software solution initially to small cap public companies.

Both subsidiaries will cross market their products into each others markets and will create enterprise solutions which include functionality of both products. Additionally, the companies will provide an internet based solution that will provide the market with the ability to “lease” functionality form a central server on a file-user based fee. This will produce another mechanism for market access to the Company’s products and create a continuous revenue stream through continuous use. Cost to deliver the various solutions is projected to be less than 10% of the revenue.

In 2004 the Company acquired from a related party the current license agreements with business associations and SBDCs and has been fulfilling the obligations of licensor under new agreements as well as accounts receivable generated on such licenses. At the time that the assets were acquired the accounts receivable balance was approximately $3,983,000. Of this amount, $2,500,000 was deemed to be deferred revenue of which $1, 100, 000 of revenue would have been recognized for the first quarter of 2004 as deferred revenue.

The balance of $1,483,000 of revenue would have been recognized prior to the time that the Company acquired these contracts. Due the acquisition from a related party that had no basis in the generation of the accounts receivable, they have not been recorded. The Company’s position for the quarter ending March 31, 2004 was when the Company receives any cash for the $1,483,000 portion of the accounts receivable, the Company will recognize an addition to paid in capital. Due to the nature of government contracts paying slowly, and the largest receivable represented by a state that has gone through a substantial restructuring, the Company anticipates that payments will continue to be slow paid over the next 6-8 months. As the result of the majority of the contract being paid by allocated federal funds, the 5 year contract being paid current on its maintenance fees and the written commitment by the customer to continue to make payments as contracted, management feels this contract will be on an accrual basis before the end of the 3rd quarter of 2004. The Company had determined to recognize revenue on the remaining lives of the contracts of $2,500,000 in accordance with the revenue recognition policy in Note 2 of the financial statements filed in the quarter ending March 31, 2004‘s quarterly report. This includes $671,000 of receivables for the first quarter of 2004 (customization work completed, additional licenses billed to customer and deferred revenue) which were also not reflected. Because of the slow pay nature of these contracts, the sporadic nature of the prior cash collections since their initiation, the Company had decided to recognize this revenue as the cash is collected. A number of current contract assets assumed by IBSG, Inc. have written confirmation from the customer acknowledging the contract and outstanding payables. Since the period ending March 31, 2004, the Company has developed a continuous contact with several of the previous customers and through these contacts as well as the conveyance (implementation) of new licenses by several of the existing customers or conformation of implementation of new licenses in 2004, to recognize a portion of the revenue as deferred revenue until such time as new licenses are conveyed or payments are received. New business with new customers, qualified as stated in the revenue recognition policy, will be recognized based on the revenue recognition policies previously stated.

Results of Operations Quarter ended June 30, 2004 the Company maintained a conservative revenue recognition policy related to previously held contracts but has recognized new business or new licenses activated under previous contracts according to conservative recognition policies under GAAP. The Company reflected revenues for the Quarter at $830, 000 and deferred revenues of $904,426 for total revenues of $1,730,000 (deferred pending recognition based on amortization policies previously stated). There was no revenue recognized in the 2003 quarter. The Company has a revenue back log built through the deferral of revenue and has a projected revenue recognition for the 3rd quarter ending September 2004 of $860,061 BEFORE any new business is recorded or expansion of existing contracts through current customer sub-license and subscription sales. The deferred revenue back log is projected to continue to build do to the nature of the Company’s business and the aggressive start up of the new subsidiary, Secure Blue. The Company has also expanded its market exposure to include the European market. The Company projects to close it’s first contract in the United Kingdom (UK) before the end of the FY 2004.

The Company had operating expenses of $ 593,511 in the 2Q and a total of $4,338,150 in the first six months of 2004. Expenses for the first six months of 2003 were $48,883 and $43,883 in the 2003 2ndQ The expenses in 2004 were primarily services paid for with issuance of common stock, amortization of consulting services, depreciation, general and administrative expenses, bad debt expense from the write off of a receivable and extinguishment of related party debt. The payments for services paid with common stock, amortization/depreciation were a non cash charge to the Company’s operations, totaling $3,295,085. For the six months ended June 30, 2004. 2003‘s expenses were general and administrative. This reflects an operating profit for the 2nd quarter of $311,000. The Company has incurred cumulative operating losses in 2nd Q of 2004 of $109,509, a net operating loss of $3,500,076 for the six month period. In 2nd Q 2003, the operating loss was $43,883; the period ending June 30, 2003 was $48,883. The operating loss in 2004 is due to non recognition of some revenue and non cash charges to the Company’s operations of $3,295,085.

Liquidity and Capital Resources

The Company undertook a private placement of its common stock from January to July 2004. As of June 30, 2004 the company received cash of $1,746,555 and received additional proceeds from the placement in July 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60. Revenue Recognition of revenue on the Company’s software licenses requires estimates of the amounts to be recognized in the current period and estimates as set forth in Note 2 to the financial statements filed with this quarterly report. Allowance for Doubtful Accounts and Sales Returns.

We maintain an allowance for doubtful accounts and a sales return allowance to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer.

RELATED PARTY TRANSACTIONS

The Company’s enterprise solutions software is owned by M & K Trust, the Company’s largest shareholder, and is provided to the Company pursuant to an agreement to pay M & K Trust $1,000,000 in 120 monthly installments of $12,132.76 until November 30, 2015. Such obligation is secured by substantially all of the Company’s assets. M&K Trust is a trust controlled by the wife of the president of the Company. The Company also acquired from M & K Trust the rights as licensor under certain license agreements which provide substantially all of the Company’s revenues. The Company also acquired certain accounts receivable generated under such license agreements. In June of 2004, the note of the Trust was settled for 1,500,000 of restricted stock and a substantially reduced cash payment to be paid in 2 payments in 2004 and 2005 of $125,000 per payment. This retired $800,000 (approx.) of debt.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. We have no arrangements or sources of additional capital and may have to curtail our operations if additional capital is needed but is not available. Our customers who are generally state government agencies or quasi government business associations can be exceedingly tardy in paying their obligations to us. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business. The Company will use additional commercial market opportunities to offset the slow pay nature of the lucrative government contract market. The Company’s current and projected acquisitions will expand the Company’s retail and private sector markets which should create a blend of payment cycles between the secured government markets and the commercial markets.

We acquired our enterprise software and began servicing licensees of such software in 2004. Prior financial information reflects a profitable operation. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks may include:

o	uncertain commercial acceptance of our products;

o	technological obsolescence; and

o	competition

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent sales of unregistered securities from January 1 2004 to June 30, 2004. The Company undertook a private placement of its common stock. As a result the Company sold 3,674,299 shares in the offering for $.25 to $.50 per share. The offering was limited to persons who are Accredited Investors as defined in SEC Regulation D. The total offering price of the shares was $1,746,555 and the Company paid sales commissions of $ 209,483 in connection with the offering.

Under the offering, the Company agreed to issue additional shares to investors if the Company’s common stock traded at a bid price of less than $1.00 per share on March 31, 2004. Since the Company’s stock price did not maintain that level on March 31, 2004 the Company was required to issue an additional 664,030 shares of its common stock in the offering.

In connection with such sales the Company issued 324,132 shares of its common stock to finders and $_145,859_ for placement agent fees. The Company engaged Westcap Securities, Inc. as placement agent for a portion of sales and finders for the remainder. During February 2004, the Company issued 15,000,000 shares of common stock for the reverse merger between IBSG International, Inc. and IBSG Group, Inc. During January 2004, the Company issued 50,000 shares of common stock for services relating to the reverse merger. During January 2004, the Company issued 5,895,000 shares of common stock to several entities for deferred consulting services. During January 2004, the Company issued 840,000 shares of common stock to several individuals for services rendered. During February 2004, the Company issued 43,500 shares of common stock for the extinguishments of debt valued at $43,065. During February 2004, the Company issued 1,417,104 shares of common stock to several individuals for services rendered. The foregoing shares were exempt from registration under the Securities Act of 1933 pursuant to the exemption of Section 4(2) for offerings not involving any public offering.

During June 2004 the Company issued 650,000 shares of common stock for the acquisition of assets of Redhand International. During April 2004, the Company issued 2,068 shares of common stock and June 2004 475,724 shares to several entities for deferred consulting services. During the April 2004, the Company issued 20,000 shares of common stock to several individuals for services rendered. The foregoing shares were exempt from registration under the Securities Act of 1933 pursuant to the exemption of Section 4(2) for offerings not involving any public offering.

During June 2004, the company went into an agreement with M&K Trust to issue in 1,500,000 shares of common stock for the extinguishment of related party debt.

During June 2004, the company canceled 1,047,000 shares to one entity for deferred consulting services; these shares may be reissued at a future date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b) Reports on Form 8-K:
Company filed a Report on Form 8K on April 12, 2004, reporting under items 7 and 12

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBSG INTERNATIONAL, INC. BY: /s/ Michael Rivers Michael Rivers President (Principal executive officer) BY: /s/ Geoffrey Birch Geoffrey Birch Treasurer (Principal accounting officer)