Form 10KSB/A
period 2003-12-31
IBSG INTERNATIONAL INC
filed 2004-10-21
CIK 1031905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Admentment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenues for its most recent fiscal year. The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the average bid and ask price as of October 19, 2004 was $10,541,714.

At September 8, 2004, the Registrant had 34,636,631 common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

   EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-KSB/A

Registrant is filing this Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2003 solely for the purpose of making the following revision from the information reported in registrant’s Annual Report on Form 10-KSB filed on March 31, 2004: The change was made to properly reflect the ending balance of accounts receivable related party, additional paid-in capital and stock subscriptions payable as of December 31, 2003, and general and administrative expenses for the year then ended.

Please refer to the Annual Report on Form 10-KSB filed on March 31, 2004 for the balance of registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

Pursant to Exchange Act Rule 12b-15 only Part I, Item 7- Financial Statements and Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this amendment.

Item 7. Financial Statements

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
RESTATED FINANCIAL STATEMENTS
December 31, 2003

C O N T E N T S

Independent Auditors' Report	3
Restated Balance Sheet	6
Restated Statements of Operations	7
Restated Statements of Stockholders' Equity	8
Restated Statements of Cash Flows	9
Notes to the Restated Financial Statements	10

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
IBSG International, Inc.
(Formerly Optical Concepts of America Inc.)
Celebration, Florida

We have audited the accompanying balance sheet of IBSG International, Inc. (Formerly Optical Concepts of America, Inc.) as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBSG International, Inc. (Formerly Optical Concepts of America, Inc.) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's deficit in working capital, and recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
March 25, 2004 except for Note 7, for which the date is October 12, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Optical Concepts of America, Inc.
2700 N. 29th Ave., Suite 305
Hollywood, FL 33020

Members of the Board:

We have audited the statements of income, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsiblity of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Concepts of America, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grassano Accounting P.A. Boca Raton, Florida
January 21, 2003

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Restated Balance Sheet

ASSETS

December 31, 2003
CURRENT ASSETS
Cash	$--
Accounts receivable related party (Note 7)	185,513

Total Current Assets	185,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$--

Total Liabilities	--

STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 5,978,772 shares issued and
outstanding	5,979
Additional paid-in capital	6,548,943
Stock subscription payable (Note 7)	112,000
Accumulated deficit	(6,481,409)

Total Stockholders' Equity	185,513

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$185,513

The accompanying notes are an integral part of these financial statements.

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Restated Statements of Operations

	For the Years Ended December 31,
	2003	2002
REVENUES	$--	$--
EXPENSES
Total Expenses	6,052,682	6,189

NET LOSS	$(6,052,682)	$(6,819)

BASIC LOSS PER SHARE	$(0.27)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	22,177,672	203,165

The accompanying notes are an integral part of these financial statements.

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Restated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2001	203,171	$203	$421,705	$(421,908)

Net loss for the year ended
December 31, 2002	--	--	--	(6,819)

Balance, December 31, 2002	203,171	203	421,705	(428,727)

November 17, 2003, common
stock issued for services	5,496,835	5,497	6,041,021	--

November 20, 2003, common
stock issued for cash	278,766	279	97,371	--

Stock offering costs	--	--	(23,162)

Contributed capital from former
officer	--	--	12,008	--

Net loss for the year ended
December 31, 2003	--	--	--	(6,052,682)

Balance, December 31, 2003	5,978,772	$5,979	$6,548,943	$(6,481,409)

The accompanying notes are an integral part of these financial statements.

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Restated Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss	$(6,052,682)	$(6,918)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock issued for services	6,046,518	--

Net Cash Used by Operating Activities	(6,164)	(6,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	(185,513)	--

Net Cash Used by Investing Activities	(185,513)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance, net of offering costs	74,488	--
Proceeds from stock subscriptions payable	112,000	--
Advances from officer	5,189	6,918

Net Cash Provided by Financing Activities	191,677	6,918

NET DECREASE IN CASH	--	--

CASH AT BEGINNING OF PERIOD	--	--

CASH AT END OF PERIOD	$--	$--

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Interest paid	$--	$--
Income taxes paid	$--	$--

SCHEDULE OF NON-CASH
FINANCING ACITIVTIES
Contributed capital from officer (Note 1)	$12,008	$--

The accompanying notes are an integral part of these financial statements.

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Notes to the Restated Financial Statements
December 31, 2003 and 2002

NOTE 1 – ORGANIZATION

The financial statements presented are those of IBSG International, Inc. (the Company). The Company was incorporated as Celebrity Steakhouses, Inc. under the laws of the State of Florida in June of 1996. In October of 1998 the Company changed its name to Deerfield Financial Services. In June of 1998 the Company changed its name to Optical Concepts of America, Inc. In November of 2003 the Company changed its name to IBSG International, Inc. The Company was organized for the purpose of engaging in any activity of business not in conflict with the laws of the State of Florida or of the United States of America. The Company has been dormant for several years; as such it is presented as a dormant enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.        Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

    b.        Basic Loss Per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the Years Ended December 31,
	2003	2002
Loss per share:
Numerator - net loss	$(6,052,682)	$(6,819)

Denominator - weighted average
Number of shares outstanding	22,177,672	203,165

Loss per share	$(0.27)	$(0.03)

    c.        Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Notes to the Restated Financial Statements (continued)
December 31, 2003 and 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    c.        Provision for Taxes (Continued)

        Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
NOL Carryover	$2,400	$ --
Deferred tax liabilities:	--	--
Valuation allowance	(2,400)	--

Net deferred tax asset	$--	$ --

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

	2003	2002
Book income (loss)	$(2,360,545)	$ --
Stock for services	2,358,145	--
Valuation allowance	2,400	--

	$--	$ --

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

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Notes to the Restated Financial Statements (continued)
December 31, 2003 and 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    d.        Related Party Transactions (Continued)

In November and December of 2003, the Company made cash advances of $185,513 to Intelligent Business Systems Group, International, Inc. (IBSGI). The full amount remained unpaid as of December 31, 2003. The Company merged with IBSGI in 2004. (See note 6)

    e.        Use of Estimates

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

    f.        Change in Accounting Principles

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operations:

o	SFAS No. 143, Accounting for Asset Retirement Obligations;

o	SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 31, and Technical Corrections;

o	SFAS No. 146, Accounting for Exit or Disposal Acitivities;

o	SFAS No. 147, Acquisitions of certain Financial Institutions; and

o	SFAS No. 148, Accounting for Stock Based Compensation.

o	SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

o	SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, the Company has a deficit in working capital and stockholders’ deficit at December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Notes to the Restated Financial Statements (continued)
December 31, 2003 and 2002

NOTE 3 – GOING CONCERN (Continued)

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company are committed to meeting its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – STOCK ISSUANCES

On November 17, 2003 the Company issued 5,496,835 shares of common stock to various individuals for services rendered. The shares were valued at the stocks closing price of $1.10 per share for a total consideration of $6,046,519.

On November 20, 2003 the Company issued 278,766 shares of common stock to various individuals for cash at prices ranging from $0.30 to $0.50 per share for the total consideration of $97,650.

NOTE 5 – STOCK SPLITS

On May 31, 2003 the Company authorized a 1 for 4 reverse stock split for common stock.

On November 14, 2003 the Company authorized a 1 for 50 reverse stock split for common stock.

All references to common stock have been retroactively restated.

NOTE 6 – SUBSEQUENT EVENT

Subsequent to December 31, 2003 the Company completed its reverse merger with Intelligent Business Systems Group International, Inc. This resulted in a 15,000,000 common stock issuance.

Intelligent Business Systems Group International, Inc., commenced business in 1997, and is now in its sixth year of operations selling enterprise solutions that is designed to greatly enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g. Chambers of Commerce) and Fortune 1000 corporations through the licensing of its proprietary turnkey digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce,

IBSG INTERNATIONAL, INC.
(Formerly Optical Concepts of America Inc.)
Notes to the Restated Financial Statements (continued)
December 31, 2003 and 2002

NOTE 6 – SUBSEQUENT EVENT (Continued)

government to business and enterprise business services) on a single platform known as the NetPool Data System (copyrighted).

As a software provider, system integrator and Application Service Provider, Intelligent Business Systems Group International, Inc generates its revenue from license sales, system modifications, system support, and a percentage of monthly customer fees.

NOTE 7 – RESTATEMENT

The accompanying financial statements have been restated to correct an error in the previously issued financial statements. The change was made to properly reflect the ending balance of accounts receivable related party, additional paid-in capital and stock subscriptions payable as of December 31, 2003, and general and administrative expenses for the year then ended.

As originally issued, the December 31, 2003 financial statements accounted for 278,766 shares of the Company’s common stock as if they had been issued for services valued at $362,396, when they were actually issued for cash of $97,650. The Company also collected $112,000 as payment for shares which were to be issued, but had not been issued as of December 31, 2003. All of this cash was received by IBSGI in anticipation of the merger which was completed in 2004.

The balances have been adjusted to reflect the actual balances as of December 31, 2003 and for the year then ended. This adjustment decreased expenses by $362,396 and increased accounts receivable related party by $185,513 and stock subscriptions payable by $112,000. Net loss was reduced by $362,396 and net loss per share decreased from $0.29 to $0.27.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on October 21, 2004.

IBSG INTERNATIONAL, INC. BY: /S/ Michael Rivers —————————————— Michael Rivers President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael Rivers	President and Director	October 21, 2004
(Principle Executive Officer)

/s/Robert Jolly	Director	October 21, 2004

/s/ Geoffrey Birch	Director, Treasurer (Principle	October 21, 2004
Accounting Officer)