Form 10QSB
period 2004-09-30
IBSG INTERNATIONAL INC
filed 2004-11-09
CIK 1031905

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

Commission File No. 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation)	(I.R.S.Employer identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:36,136,631 as of November 3, 2004

Transitional Small Business Format:     No

PART I. FINANCIAL INFORMATION

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Balance Sheet

ASSETS

September 30, 2004 (Unaudited)
CURRENT ASSETS
Cash	$33,449
Accounts receivable (Note 2)	3,005,075
Prepaid expenses	23,069

Total Current Assets	3,061,593

Furniture, Fixtures and Software, Net	1,198,501

OTHER ASSETS
Deposits	6,427

Total Other Assets	6,427

TOTAL ASSETS	$4,266,521

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2004 (Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$342,815
Deferred revenue (Note 2)	1,177,280
Capital leases payable	8,156
Note payable-related party (Note 3)	195,699

Total Current Liabilities	1,723,950

Long Term Liabilities
Capital leases payable	5,026

Total Long Term Liabilities	5,026

TOTAL LIABILITIES	1,728,976

STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 36,136,631 shares issued and
outstanding	36,137
Additional paid-in capital	11,795,061
Deferred consulting expense	(5,615,153)
Accumulated deficit	(3,678,500)

Total Stockholders' Equity	2,537,545

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$4,266,521

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
REVENUES	$1,855,221	$--	$1,017,147	$--

EXPENSES
Cost of Sales	15,368	--	4,388	--
Services paid for with common stock	3,635,603	--	511,101	--
Amortization and depreciation	294,539	--	123,956	--
General and administrative	1,022,443	113,925	439,912	65,042

Total Expenses	4,967,953	113,925	814,818	65,042

Income (Loss) from operations	(3,112,732)	(113,925)	202,329	(65,042)

OTHER EXPENSES
Loss on extinguishment of related party
debt	(156,765)	--	--	--
Interest expense	(32,155)	--	(3,905)	--

Total Other Expenses	(188,920)	--	(3,905)	--

NET INCOME (LOSS)	$(3,301,652)	$(113,925)	$198,424	$(65,042)

BASIC INCOME (LOSS) PER SHARE	$(0.09)	$(0.01)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,098,130	15,000,000	35,903,892	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,301,652)	$(113,925)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	3,599,902	--
Bad debt expense	162,820	--
Amortization Depreciation expense	294,539	--
Loss on extinguishment of Related party debt	156,765	--
Changes in operating assets and liabilities:
Accounts receivable	(3,005,075)	--
Prepaid expenses	(23,069)	--
Increase in deposits	(1,380)	0
Increase in accounts payable and accrued expenses	94,834	113,338
Deferred revenue	1,177,280	--

Net Cash Used by Operating Activities	(845,036)	(537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	(162,820)	(54,371)
Purchase of fixed assets	(102,522)	--
Advances to IBSG Group prior to consolidation	(185,513)	--

Net Cash Used by Investing Activities	(450,855)	(54,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	1,786,555	55,000
Payments on notes payable	(244,725)	--
Capital lease payments	(8,566)	--
Stock offering costs	(209,483)	--

Net Cash Provided by Financing Activities	1,323,781	55,000

NET INCREASE IN CASH	27,890	92
CASH AT BEGINNING OF PERIOD	5,559	--

CASH AT END OF PERIOD	$33,649	$92

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$17,986	$ --
Income taxes paid	$--	$ --
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$6,609,413	$ --
Common stock issued for services	$3,599,902	$ --
Common stock issued for extinguishment of
Related party debt	$675,000	$ --
Common stock issued for acquisition of software	$364,000	$ --

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ending September 30, 2004 as well as the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 and any future periods.

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

Accordingly, at September 30, 2004 the consolidated financial statements include those of IBSG International, Inc. (formerly Optical Concepts) (IBSG, Inc) and Intelligent Business Systems Group, Inc. (Group) together are referred to as ‘the Company’.

Concurrent with the Share Exchange Agreement, M&K Trust (a trust controlled by the wife of the president and chairman of the Company) (Trust) sold certain assets to the Company in exchange for a note payable of $958,659. The note bears interest at 8.00% per annum and is secured by a security agreement naming all of the tangible and intangible assets of IBSG, Inc. The assets sold to the Company include the exclusive license of software and source codes for the Company’s proprietary software as well as various license/maintenance agreements with the users of such software and accounts receivable generated under such license/maintenance agreements. Group assumed the obligations of a previous company as licensor under such agreements. The trust obtained these assets from a company that was controlled by the president and chairman of the Company. Because of the related party nature of this transaction, the assets were valued at predecessor costs and

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

represent actual cash which were paid to the previous company by the Trust for the development and commercialization of the software. At the time that the assets were sold to the IBSG, Inc. the accounts receivable balance was approximately $3,983,000. Of this amount, $2,500,000 was deemed to be deferred revenue. The balance of $1,483,000 of revenue would have been recognized by either the previous company or the Trust during the time that these entities owned the contracts. Since the Trust had no basis in the generation of the accounts receivable or the ability to prefect service, they have not been recorded. The Company completed an acquisition of assets of RedHand International, a UK based company, which included sophisticated security software and a channel partner agreement. The Company created a new company called Secure Blue and will (1) market the aquired software as a comprehensive solution for Sarbanes-Oxley compliance; (2) integrate the software into it’s other subsidiary IBS Group, Inc’s digital commerce platform with the benefits of adding monitoring capabilities as well as position businesses utilizing the platform to be Sarbanes-Oxley compliant and: (3) to cross market the products into receptive vertical markets. The purchase of RedHand consisted of 650,000 shares of common stock valued at $0.56 per share totaling $364,000 plus $46,088 of amounts due to be paid in cash. The entire purchase price of $410,088 was allocated to the software purchased which will be amortized over a 3 year period on a straight line basis.

As noted in previous filings, when the Company receives any cash for the $1,483,000 portion of the accounts receivable, the Company has decided to recognize an addition to paid in capital. Because of the slow pay nature of these contracts, the sporadic nature of the prior cash collections of both the previous company and the Trust, the Company originally decided to recognize this revenue as the cash is collected. A number of current contract assets assumed by IBSG, Inc. have written confirmation from the customer acknowledging the contract and outstanding payables. The Company has since made substantial progress in contacting customers and has developed a higher degree of confidence related to collectability of some of the receivables. See Note 2, revenue recognition policy for further information.

NOTE 2 -     CRITICAL ACCOUNTING POLICIES

      a. Revenue Recognition

Our license agreements typically run for five years. A first year license fee, inclusive of installation, integration and training, is payable at the initiation of the license. License maintenance is payable on the second through fifth anniversary date of the license. Each fee covers the license/maintenance fee for one year. Such fees are accounted as unearned revenue and recognized as revenue ratably over each annual period. We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 2 -     CRITICAL ACCOUNTING POLICIES (Continued)

      a.        Revenue Recognition (Continued)

related receivables is reasonably assured, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee and can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, value to the customer is determined on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements. Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately until we have delivered the specified upgrade or additional service. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

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
September 30, 2004

NOTE 2 -     ACCOUNTING POLICIES (Continued)

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

Allowance for Doubtful Accounts and Sales Returns

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 2 -     CRITICAL ACCOUNTING POLICIES (Continued)

      a.        Revenue Recognition (Continued)

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

During the quarter ended September 30, 2004, the Company recognized $315,948 of revenue relating to 9 licenses which were activated on one contract and subscription revenue from another. The licenses which have been activated resulted in accounts receivable of $3,005,075 and deferred revenue of $1,177,280 which were in accounts recognized over the remaining lives of the licenses which range from three months to a year.

      b.        Equity Transactions

        Equity transactions for consideration other than cash are valued at the closing price on the date of authorization.

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 2 -      CRITICAL ACCOUNTING POLICIES (Continued)

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

NOTE 3 -     EQUITY ISSUANCES

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
September 30, 2004

NOTE 3 -     EQUITY ISSUANCES (Continued)

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 3 -      EQUITY ISSUANCES (Continued)

During May 2004, the Company issued 2,068 shares of common stock to individuals for deferred consulting services and along with an adjustment in June 2004 for 295,724 shares valued at $0.45. per share, which was the closing price on the date of issue. Deferred consulting expenses of $1,737 were established and are being amortized over a 60-month period, which is the expected term of the services.

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

During June 2004, the Company issued 650,000 shares of common stock for the Acquisition of Redhand. The shares were valued at $0.56 per share, which was the closing price on the date of issue. The Company recorded $364,000 for this purchase.

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

During June 2004, the Company issued 1,500,000 shares of common stock to M&K Trust for the Note owed on NetPool. The shares valued at $0.45. per share, which was the closing price on the date of issue. The transaction was recorded reducing the liability to M&K Trust by $675,000 as of June 30, 2004. There is a balance outstanding of $250,000 at June 30, 2004 which is due in two equal installments of $125,000 by January 2005.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARY
(Formerly Optical Concepts of America Inc.)
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 3 -     EQUITY ISSUANCES (Continued)

In July 2004, the Company cancelled 90,000 shares which had been previously issued for services. The shares were cancelled at $0.45per share.

In July 2004, the Company issued 343,132 shares of common stock for services rendered valued at $0.45 per share.

In July 2004, the Company issued 80,000 shares of common stock for cash valued at $0.50 per share.

NOTE 4 -     GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2004 of $3,678,500. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINCNCIAL CONDITIONS

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

The NetPool Data System provides IBSG’s licensees with the ability to operate a turnkey digital service center that integrates a number of vertical market entities (clients or sub-licensees) on a single platform without requiring the business to have a pre-existing web site or digital catalogue. Branded and administered by the customer, the system is installed on a customer’s server or hosted by IBSG and accessed via their web site. Utilizing the NetPool Data System, the licensees are able to offer a broad spectrum of services, including sales (services and products), sales management, formal bid management (B2B/G2B), sub-contracting & strategic alliance searches, fiscal management, inventory control and regional market analysis. The System’s name comes from a previous system which primarily emphasized workforce related services. Substantial business services from modification, revision and development efforts were added to the system begining in mid 2003 and have continued through 2004.

Each license holder can create individualized business models through the system’s comprehensive on-line billing functions and generate revenue through system services and sub-license sales. Typically the licensees charge their customers monthly usage (subscription fees) and transaction-based fees. The master licensee may also sell sub-licenses to other entities in their states or vertical markets and provide those entities with the ability to offer similar services to their customer/member/consumer base. The market for the NetPool Data System includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises (SMEs).

IBSG currently markets the system to state operated Small Business Development Centers (SBDCs), business organizations (business associations), Internet Service Providers, banking institutions) and Economic Development projects (including local and state government agencies).These entities share a common goal to enhance SME growth, secure cost effective vendor management, and offer a wide range of business services and opportunities to their business constituents and to generate revenue or recover costs from the provision of such services. In practice, IBSG’s contracts have the opportunity to grow exponentially over time due to the interrelationships that exist within the foregoing market areas. When IBSG sells a master license to a state SBDC or state chamber, that entity can sell “sub-licenses” to the other vertical markets in their respective states or markets, from which the Company receives incremental revenue.

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

In 2004 the Company acquired from a related party a current license agreement with business associations and SBDCs and has been fulfilling the obligations of licensor under new agreements based on providing substantial business services from modification, revision and development efforts to the system in mid 2003 through 2004. The Company has also developed new accounts receivable generated on such licenses. At the time that the assets were acquired the accounts receivable balance was approximately $3,983,000. Of this amount, $2,500,000 would have been deemed to be deferred revenue of which $1, 100, 000 of revenue would have been recognized for the first quarter of 2004 as deferred revenue. The balance of $1,483,000 of revenue would have been recognized prior to the time that the Company acquired these contracts. Due the acquisition from a related party that had no basis in the generation of the accounts receivable, they have not been recorded. The Company’s position for the quarter ending March 31, 2004 was when or if the Company receives any cash for the $1,483,000 portion of the accounts receivable, the Company will recognize an addition to paid in capital. Due to the nature of government contracts paying slowly, and the largest receivable represented by a state that has gone through a substantial restructuring, the Company anticipates that payments will continue to be slow paid over the next 6-8 months. As the result of the majority of the contract being paid by allocated federal funds, the 5 year contract being paid current on its maintenance fees and the written commitment by the customer to continue to make payments as contracted, management feels this contract will be on an accrual basis before the end of the 3rd quarter of 2004. The Company had determined to recognize revenue on the remaining lives of the contracts of $2,500,000 in accordance with the revenue recognition policy in Note 2 of the financial statements filed in the quarter ending March 31, 2004‘s quarterly report. This includes $671,000 of receivables for the first quarter of 2004 (customization work completed, additional licenses billed to customer and deferred revenue) which were also not reflected. Because of the slow pay nature of these contracts, the sporadic nature of the prior cash collections since their initiation, the Company had decided to recognize this revenue as the cash if any is collected. A number of current contract assets assumed by IBSG, Inc. have written confirmation from the customer acknowledging the contract and outstanding payables. Since the period ending March 31, 2004, the Company has developed a continuous contact with several of the previous customers and through these contacts as well as the conveyance (implementation) of new licenses by several of the existing customers through new relationships, or conformation of implementation of new licenses in 2004, to recognize a portion of the revenue as deferred revenue until such time as new licenses are conveyed or payments are received. New business with new customers, qualified as stated in the revenue recognition policy, will be recognized based on the revenue recognition policies previously stated.

The other subsidiary is called Secure Blue, Inc. Secure Blue markets security software that meets or exceeds the monitoring needs required by Sarbanes-Oxley legislation. As a result of the software all sensitive digital files can be tracked and usage of the files can be monitored by designated compliance officers with in a public company.

Secure Blue seeks to generate revenues from seat licenses, maintenance and monthly subscription fees related to global monitoring across multiple locations. Secure Blue’s technology is based on security software which monitors the key strokes of all users on a network and has had success in the retail market under the name of Spyware.

Secure Blue Technology is a revision of the Redland Intl. Technology. The software is under revision to be dot net capable and the system admin more intuitive. Secure Blue has 2 versions of its software. The first version is referred to as the shrink wrap version and is projected to be sold by bulk seat price for a single network at $6k / 25 seats. The enterprise version includes multiple networks and is 100 seat licenses at $25k. The enterprise version comes with monthly maintenance for the first year and then is $5k per year there after. Multi network wireless reporting is available at $100/network. The shrink version monthly maintenance is an additional $1500 annually. Secure Blue is projecting to make its first shrink wrap sale as Secure Blue of 150 seat license in the UK before the end of 2004.

Results of Operations Quarter ended September 30, 2004 and 2003 the Company maintained a conservative revenue recognition policy related to previously held contracts but has recognized new business or new licenses activated under previous contracts according to conservative recognition policies under GAAP. The Company reflected revenues for the Quarter at $1,017,147 and deferred revenues of $1,177,280, for total revenues of $1,855,221(deferred pending recognition based on amortization policies previously stated). There was no revenue recognized in the 2003 quarter. The Company has a revenue back log built through the deferral of revenue and has a projection for the 4th quarter ending December 31, 2004 of $1,025,000 BEFORE any new business is recorded or expansion of existing contracts through current customer sub-license and subscription sales. The deferred revenue back log is projected to continue to build do to the nature of the Company’s business and the aggressive start up of new subsidiary, Secure Blue. The Company has also expanded it’s market exposure to include the European market. The Company projects to close it’s first contract in the United Kingdom (UK) before the end of FY 2004.

The Company had operating expenses of $814,818 in the 3rd Q and a total of $4,967,953 in the first nine months of 2004. The expenses for the first nine months of 2003 were 113,925.00 and $65,042 in the 3rd quarter of 2003. The expenses we incurred in 2004, were primarily services paid for with issuance of common stock, amortization of consulting services, depreciation, general and administrative expenses and bad debt expense from the write off of a receivable and extinguishment of related party debt. The payment of services paid with common stock, amortization/depreciation and extinguishment of related party debt were a non cash charge to the Company’s operations, totaling $4,073,988, for the nine months ended September 2004. 2003‘s expenses were general and administrative. This reflects an operating profit for the 3rd quarter of $814,467. The Company has incurred cumulative operating gain in 3rd Q of 2004 of $198,424, a net operating loss of $3,301,652 for the nine month period. In 3rd Q 2003, the operating loss was $65,042; the nine month period ending September 30, 2003 was $113,925. The operating loss in 2004 is due to non recognition of some revenue and non cash charges to the Company’s operations of $4.967,953.. Cash flow was dramatically affected primarily due to the Company’s main headquarters being affected by three major hurricanes. This negatively affected the ability of personnel to collect on receivables due to substantial loss of operational days during the quarter.

      Liquidity and Capital Resources

The Company undertook a private placement of its common stock from January to September 2004. As of September 30, 2004 the company received cash of $1,786,555.

All of the accumulated loss is attributed to payment of stock in exchange for services in building the Company, and management does not anticipate that this will negatively impact the Company’s year-end projections of operating earnings.

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

      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60. Revenue Recognition, Recognition of revenue on the Company’s software licenses requires estimates of the amounts to be recognized in the current period and estimates as set forth in Note 2 to the financial statements filed with this quarterly report. Allowance for Doubtful Accounts and Sales Returns We maintain an allowance for doubtful accounts and a sales return allowance to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent sales of unregistered securities from July 1, 2004 to September 30, 2004 the Company issued 80,000 to four investors in a private placement of its common stock.  As a result the Company sold 3,754,299 shares in the offering for $.25 to $.50 per share.  The offering was limited to persons who are Accredited Investors as defined in SEC Regulation D.

In connection with such sales the Company issued 343,132 shares of its common stock to Westcap Securities, Inc. as placement agent compensation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b)	Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBSG INTERNATIONAL, INC.

/s/ Michael Rivers
President (Principal executive officer)

/s/Geoffrey Birch
Treasurer (Principal accounting officer)