Form 10KSB
period 2004-12-31
IBSG INTERNATIONAL INC
filed 2005-04-14
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number 000-29587

IBSG INTERNATIONAL, INC.

Florida	65-0705328
(State or other jurisdiction of incorporation)	(I.R.S.Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |_|

The issuer’s revenues for the fiscal year ended December 31, 2004 were $3,295,014.

The number of shares outstanding of the issuer’s common stock as of March 31, 2005 was 42,413,848 shares. The aggregate market value of the common stock 24,101,648 shares held by non-affiliates, based on the closing price of the common stock on the over the counter market as of April 12, 2005 was $5,543,379

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

Item 1. Description of Business

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

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

Business Development.

The Company was originally incorporated on June 18, 1996, under the laws of the State of Florida under the name Celebrity Steakhouses, Inc. The Company changed its corporate name to Deerfield Financial Services, Inc. effective October 28, 1996. On January 31, 1998, Deerfield acquired all of the outstanding stock of Optical Concepts of America, Inc., a Delaware corporation, which was formed on April 30, 1996, under a Stock Purchase Agreement in exchange for 750,000 shares of common stock of Deerfield. Prior to the acquisition, the Company had not commenced any active business operations. The Company adopted the corporate name of Optical Concepts of America, Inc. on July 6, 1998 and was engaged in the development, design and marketing of a collection of fashionable prescription eyeglass frames as well as a line of upscale, ready-to-wear, non-prescription reading eyewear until the end of 2000 when it divested this business. Since that time until Febuarary 2004 the company redirected its efforts and limited resources to seeking potential new business opportunities or business transactions with other companies.

The Company signed a share exchange agreement to acquire Intelligent Business Systems Group, Inc. (Group) in November 2003 and changed its name to IBSG International, Inc. in November 2003. The share exchange agreement closed on February 13, 2004. In the share exchange we acquired 100% of the outstanding capital stock of Group, in exchange for 15,000,000 shares of our common stock. These shares were issued to the stockholders of Group in exchange for their wholly owned interest in Group. At the time of acquisition, the stockholders of Group acquired control of International and accordingly, for accounting purposes, Group was treated as the acquiring entity. International is the continuing entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Group. The Companies began planned principle operations as of the date of the reverse merger.

Concurrent with the Share Exchange Agreement, M&K Trust (a trust controlled by the wife of the president and chairman of the Company) (Trust) sold certain assets to the Company in exchange for a note payable of $958,659. The note bears interest at 8.00% per annum and is secured by a security agreement naming all of the tangible and intangible assets of International. The assets sold to the Company include the exclusive license of software and source codes for the Company’s proprietary software as well as various license/maintenance agreements with the users of such software. Group assumed the obligations of a previous company as licensor under such agreements. The trust obtained these assets from a company that was controlled by the president and chairman of the Company. Because of the related party nature of this transaction, the assets were valued at predecessor costs and represent actual cash which were paid to the previous company by the Trust for the development and commercialization of the software.

In June 2004 we acquired certain assets of RedHand International, a UK based company, which included sophisticated security software and a channel partner agreement. We created a new company called Secure Blue, Inc. to own such assets.

Our Business

We are a holding company for two subsidiaries that are technology companies in the software industry. Our Intelligent Business Systems Group, Inc. subsidiary is in the business of selling enterprise solutions that are designed to enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations such as Chambers of Commerce and corporations through the licensing of its turn-key digital service center software, which provides a broad range of digital budgetary, administrative and commercial services applications on a single platform known as the NetPool Data System.

Group’s original software primarily emphasized Workforce and was substantially modified and revised to develop a fully functioning business platform that would serve as a digital commerce center for the development and support of small to mid-size businesses.

As a software provider, system integrator and Application Service Provider, we generate revenue from license sales, system modifications, system support, and in certain cases a percentage of monthly customer fees.

The NetPool Data System provides our licensees with the ability to operate a turnkey digital service center that is available for use by a large number of end users on a single platform without requiring these entities to have a pre-existing web site or individual software programs. Designed to be branded and administered by our licensees, the system is installed on our licensee’s server or may be hosted by Intelligent Business Systems Group, Inc. End users may access the system via the licensee’s web site. Utilizing the NetPool Data System, the licensees are able to offer to end users a broad spectrum of business-related software applications including sales, sales management, bid management, sub-contracting and strategic alliance searches, fiscal management, inventory control, regional market analysis and employment services. Our licensees can generate revenue through offering system services and sub-license sales to individual end users. Typically our licensees charge their customers monthly usage and transaction-based fees. The host licensee may also sell sub-licenses to other entities in their states or vertical markets and provide those entities with the ability to offer similar services to their customer/member/consumer base.

Our subsidiary, Secure Blue, Inc., is developing security software that is designed to meet the computer system monitoring needs required to implement internal control systems required by public companies by allowing all sensitive digital files to be tracked and usage of the files to be monitored by designated compliance officers within the organization. This software is currently in development and has not been released for sale. No revenue was generated by Secure Blue in 2004.

Secure Blue will seek to generate revenues from seat licenses, maintenance and monthly subscription fees related to global monitoring across multiple locations. Secure Blue’s technology is based on security software which monitors the key strokes of all users on a network and has had success in the retail market under the name of Spyware. We do not sell this program and purchased the technology underlying this program to expedite the development of the computer system monitoring programs described herein.

Secure Blue expects to release two versions of its software. The first version is referred to as the shrink wrap version and is projected to be sold by bulk seat price for a single network at $6,000 per 25 seats. The enterprise version includes multiple networks and is 100 seat licenses at $25,000. The enterprise version comes with monthly maintenance for the first year and then is $5k per year there after. Multi network wireless reporting is available at $100/network. The shrink version monthly maintenance is an additional $1500 annually.

Market for our products

        The potential market for the NetPool Data System includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises (SMEs). The potential markets for Secure Blue are public companies required to establish internal control systems.

        The market for the NetPool Data System includes state operated Small Business Development Centers, business organizations such as chambers of commerce, large corporations, and other entities which seek to help small and medium size businesses succeed. When Intelligent Business Systems Group, Inc. sells a master “host” license to a state SBDC or chamber of commerce, that entity can sell “sub-licenses’ to the other vertical markets in their respective states or markets, from which Intelligent Business Systems Group, Inc. may receive incremental revenue.

Small Business Development Centers (SBDCS):

        Many states operate Small Business Development Centers (SBDC) funded by a combination of US Small Business Administration and state resources. The purpose of the SBDCs is to provide a range of assistance and training to the small and mid-size business sector. We currently have a license agreement with California’s SBDC system which has fifty regional offices.

Fortune 1000 Corporations:

        Intelligent Business Systems Group, Inc. suggests that SBDCs seek to sell Corporate Sponsor subscription licenses to Fortune 1000 corporations for an average of $75,000/year. This license would provide the sponsor with unlimited access to the constituent pool of the SBDCs small-mid size businesses of which a significant percentage are minority owned in order to facilitate the large corporation’s recruitment of small and minority owned businesses as vendors. The System platform permits end users to interact not only with these large corporations, but also among each other. Intelligent Business Systems Group, Inc. anticipates receiving 60% of all such licenses sold. To date no such sponsorship licenses have been sold.

Business Associations:

        Other business associations such as local chambers of commerce have membership or offer services to small and medium size businesses. We seek to license the NetPool Data System to these organizations as a way of providing additional services and generate additional revenues.

Economic Development Projects/Workforce Projects/Financial Institutions:

        These markets reflect a combination of the above market needs. The NetPool Data System can provide them with similar benefits and the ability to create multiple associations with the other markets in a similar fashion as previously described.

Foreign Markets

In 2004 we signed a license agreement with an agency of the country of Nigeria.

Sales & Market Strategy

        Intelligent Business Systems Group Inc. currently has 2 active customers for its NetPool Data System. We additionally have 6 other customers with whom we have signed agreements, but have not yet delivered the software. These customers are not reflected in our results of operations.

        Intelligent Business Systems Group, Inc. current marketing effort primarily consists of “word of mouth” referrals from existing or potential customers, various conventions and trade shows and cold calling entities with resources and marketing research. The most effective and powerful marketing tool is the demonstration of the system and its comprehensive features. Demonstrations and contract negotiations are handled on a personal basis.

        To achieve our growth plans Intelligent Business Systems Group, Inc. needs to employ more business developers, present a more visible presence at conventions and accelerate contract implementation. We also anticipate the need to provide enhanced training and marketing services to its customers, which can best be achieved by acquiring existing service companies with expertise in that field. The addition of more technical staff will accelerate contract implementation and add-on work (system modifications) as the customer base is extended. There can be no assurance that we will be able to meet our growth plans or have sufficient financial resources to provide the enhanced services.

Marketing, Sales and Support

        The Company markets its products primarily through direct contact of potential customers, referrals from existing customers or potential customers and conferences that are market specific. The key to the marketing of the various products is the ability under the NetPool product to enable customers to act as channel partners through the ability to sell sub-licenses of the system and provide a revenue generating digital service center to their customers. Secure Blue has direct market application focusing primarily on the small cap public companies. Secure Blue is currently seeking to establish channel partner arrangements with Investor Relation firms that primarily target the small cap market. Secure Blue will also seek to expand its marketing efforts to include telemarketing and direct target contact through telemarketing firms that specializes in software sales. There can be no assurance that Secure Blue will be able to establish satisfactory channels of distribution for its product or that the product will generate success in the marketplace.

Customer Support

        The Company believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn will enhance our reputation and generate repeat orders. In addition, we believe that customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts. Intelligent Business Systems Group, Inc. provides toll free and web site support. However, the first line of support is built into the systems through a self diagnostic feature which is enhanced by the system being capable of providing instructions to navigate a user error or auto report a potential system “bug” which is directed to the technical center’s program team which can correct the anomaly on-line and auto down load the correction to all systems.

Research and Development

        We believe that our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. The Company constantly requests and receives comments on desired functionality or system changes from not only the company’s customers but the customer’s, customer. The Company also intends to hold focus groups taking a sample population of customers and discussing in an open forum the potential revisions of the various systems.

Competition

        While the Company believes it is the leading provider of digital commerce and small business development management systems, the company, after exhaustive research, has not identified any direct competitors. Rather, the competition in the NetPool markets is restricted to the many individual software products sold to provide the functions offered in the NetPool Data System as well as web-based application service providers and portals and stores which offer assistance to small and medium size businesses.

        Secure Blue has a fairly dense competition pool for its base system but most of the competition is focused on the Fortune 500 markets whereas Secure Blue is focused on the small cap public market.

Manufacturing

Our products are principally composed of user manuals and storage media, such as diskettes tapes, and/or CD-ROM. All coding and revisions are done at the central offices of the Company for all subsidiaries’ products. All servers related to initial back up and developments are at the same location. The Company does very limited “hosting” which is done on-site. The Company follows the standard course for treatment of development software and storage with back up power supplies, redundant server farms and off site back up services.

Patents, Trademarks and Licenses

        The Company currently relies upon a combination of trademark, copyright, and trade secret laws and contractual provisions to protect proprietary rights in its products. The source code for the Company’s products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s products or technology without authorization. In addition, the laws of various countries in which the Company’s products may be sold may not protect the Company’s products and intellectual property rights to the same extent as the laws of the United States. Because the software industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology. There can be no assurance that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology.

        Although the Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

The trademark Netpool Data System is licensed from the its current owner and will be acquired by the Company with the final payment of the note referenced above. The Copyright will be transferred in a similar fashion at the same point in time as the Trademark. Secure Blue is a trademark and copyrighted to the Company. None of these trademarks are registered with the US Patent and Trademark Office.

Personnel

        As of March 15, 2005 the Company, including all subsidiaries had a total of 21 employees, 6 of which were engaged in marketing, sales and related customer support services, 10 were in research and development, and 5 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel is intense in the software industry. There can be no assurance that the Company will retain its key managerial and technical employees. The Company’s failure to attract, assimilate or retain highly qualified sales, technical and managerial personnel could materially adversely affect the Company’s business. None of the Company’s employees are represented by a labor union. The Company has never experienced any work stoppages. None of our employees has a written employment agreement.

Item 2. Description of Property

The Company leases offices in Celebration, Florida from an independent realtor. The square foot space leased is approximately 4,000 square feet. The term of the lease is 42 months and terminates May 18, 2007. The monthly rent is $5057.00 per month. The Company also maintains approximately 2,000 square feet of shared space in London, United Kingdom on a month by month basis for approximately $1,100 per month.

Item 3. Legal Proceedings

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no submissions of matters to security holders in the fourth quarter 2004.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

Common Stock

         Our common stock is traded on the over the counter market and is quoted on the OTC Bulletin Board under the symbol IGII. On May 12, 2003 we effectuated a 4 to 1 reverse stock split. On November 3, 2003 we effectuated a 50 to 1 reverse stock split. The following is the range of high and low closing prices for our common stock for the periods indicated:

PERIOD	HIGH	LOW
January 1, 2003 - March 31, 2003	$ 2.00	$ 0.80**
April 1, 2003 - June 30, 2003	$ 6.50	$ 0.40**
July 1, 2003 - September 30, 2003	$ 6.50	$ 0.75**
October 1, 2003 - December 31, 2003	$ 5.62	$ 0.01*
January 1, 2004 - March 31, 2004	$ 1.70	$ 0.62*
April 1, 2004 - June 30, 2004	$ 1.01	$ 0.34*
July 1, 2004 - September 30, 2004	$ 0.65	$ 0.28*
October 1, 2004 - December 31, 2004	$ 0.75	$ 0.36*

*Post reverse split **Price adjusted on reversal on stock

                As of March 31, 2005 there were approximately 173 holders of record of our common stock.

                Holders of our common stock are entitled to cash dividends when, as may be declared by the board of directors. We do not intend to pay any dividends in the foreseeable future and investors should not rely on an investment in us if they require dividend income. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our board of directors and will be based upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. There can be no assurance that cash dividends of any kind will ever be paid.

Item 6. Management’s Discussion And Analysis Or Plan Of Operation

The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Factors that May Affect Our Business, Future Operating Results and Financial Condition,” included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that we files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.

Overview

The Company is a holding company for two subsidiaries that are technology companies in the software industry. Our Intelligent Business Systems Group, Inc. subsidiary is in the business of licensing enterprise solutions that are designed to enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations and corporations through the licensing of its turn-key digital service center software, which provides a broad range of budgetary, administrative and commercial applications on a single platform known as the NetPool Data System.

The NetPool Data System provides our licensees with the ability to operate a turnkey digital service center that is available for use by a large number of entities on a single platform without requiring these entities to have a pre-existing web site or digital catalogue. Branded and administered by our licensees, the system is installed on our licensee’s server or may be hosted by Intelligent Business Systems Group, Inc. The end users may access the system via the licensee’s web site. Utilizing the NetPool Data System, the licensees are able to offer a broad spectrum of business-related software applications to their end users. Each end user can create individualized business models through the system’s comprehensive on-line billing functions. Our licensees can generate revenue through system services and sub-licenses to individual end users. Typically the licensees charge their end user customers monthly usage and transaction-based fees. The host licensee may also sell sub-licenses to other entities in their states or vertical markets and provide those entities with the ability to offer similar services to their customer/member/consumer base.

We receive revenue from the licensing of the use of the NetPool Data System to our clients, fees for customizing the software for our clients, fees for software maintenance, fees for hosting services and training. We may also receive sublicense fees from the revenue received from the fees our customers charge individual users of the system. We have agreed to waive our customary license and maintenance fees and receive only a share of the revenue generated by two new customers for use of the system. No revenue was received from this sharing arrangement in 2004.

Our subsidiary, Secure Blue, Inc., is developing security software that is designed to meet the computer system monitoring needs required to implement internal control systems required by public companies by allowing all sensitive digital files to be tracked and usage of the files to be monitored by designated compliance officers within the organization. This software is currently in development and has not been released for sale. No revenue was generated by Secure Blue in 2004.

Critical Accounting Policies and Estimates

         The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies:

      • Revenue recognition;

      • Estimating sales returns and the allowance for doubtful accounts;

      • Value of long lived assets including purchased software;

       • Valuation of services paid for with common stock.

Revenue Recognition. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee and can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. The revenue recognition policy is as follows; 65% of the year one license recognized upfront to cover the costs related to the installation, testing, training and the initial investment/purchase of the license of the System. This revenue is recognized in month one. The original agreement on the purchase of the license of System was to be paid within a payment schedule over a period of time in order to recoup implementation costs. It was agreed that on an average taking 65% license fee would cover this cost, the initial expenses of the employees’ time on business development which includes assisting the customer with public awareness and providing initial marketing assistance and guidance in developing a list of prospect sub-license candidates as well as presentation assistance for the same and initial profit for the license sale. The balance in deferred would be maintenance costs for the remainder of the first year and gross profit. The average contract length is five years. As stated in paragraph 27 of SOP 97-2, the customer intends to utilize the system over that period of time as an integral part of their overall operation and as such can continue to be reflected as fixed or determinable. The length of time that a customer is projected to bring invoices current is 12 months and believed to be atypical for these types of contracts but is expected by management to reduce in time to no more then 9 months to be brought current at such time as our receivables become part of the customers’ accounts payable system. Based on paragraph 28 of SOP 97-2, our contracts are generally long term (greater then 12 months and payments on invoices are not expected to be longer than 12 months, the fee is therefore recognized as fixed and determinable as set forth in paragraph 28.

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

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. The possibility of cancellation is considered “remote” as stated in paragraphs 33, of SOP 97-2. As directed per paragraph 33, no contingency for cancel ability is required. Therefore there are no funding clauses in our agreements and therefore the Company has not adopted any accounting policies for such conditions. If, in the future, such clauses are added to any license agreements, the Company will develop the appropriate policies as described in paragraphs 32 and 33 of SOP 97-2.

        Probable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. Additional consideration is given to the type of customer. Most of our customers are government or quasi-government agencies and are thus considered low collection risk although payments could take as long as 12 months to be brought current by the customer due to the slow pay nature of such entities. As stated in paragraph 27 of SOP 97-2, the customer intends to utilize the system over that period of time as an integral part of their overall operation and as such can continue to be reflected as fixed or determinable. The length of time that a customer is projected to bring invoices current is 12 months and believed to be atypical for these types of contracts but is expected by management to reduce in time to no more then 9 months to be brought current at such time as our receivables become part of the customers’ accounts payable system. Based on paragraph 28 of SOP 97-2, our contracts are generally long term (greater then 12 months and payments on invoices are not expected to be longer than 12 months, the fee is therefore recognized as fixed and determinable as set forth in paragraph 28. Late payments and interest can be assessed based on unpaid balances on a monthly basis. Contracts do not include Rights of Return. They do include cancellation clauses available to both parties for material breaches of contracts.

For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not probable, we will defer the revenue and recognize the revenue upon cash collection. When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or maintenance), software products, and end-user subscriptions with billings recorded as received and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

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

Deferred revenues include amounts billed to customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

In 2004 we recognized revenue of $3,295,014 based on the foregoing revenue recognition policies and deferred revenue of $1,347,486.

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

Value of long lived assets including purchased software. We capitalize and amortize the costs incurred in acquiring and developing our software products. The Company follows the provisions of SFAS No. 142 and reviews long-lived assets and identifiable tangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. We are required to evaluate the carrying values of our long lived assets and may be required to reduce the value in the event we determine that the value is impaired from the current carrying amount based on our estimate as to whether or not the carrying amount of a long-lived asset is recoverable from our estimate of its undiscounted cash flows. The estimates that we make regarding the future revenue we will receive from such assets will impact the whether we will be required to recognize an impairment of such assets and the amount of any impairment. There were no impairment charges in 2004.

Valuation of services paid for with common stock. Issuances of common stock for services are accounted for based on the fair value of the consideration received or the fair value of the shares issued, whichever is a more reliable measure. We valued such issuances on the market value of our common stock at the time of authorizing such share issuances which we considered to be the more reliable measure. We recognized $1,647,466 of expense in 2004 for the shares issued to the consultants and expect to recognize the balance of the expense, amounting to $5,729,143, over the remaining life of the consulting agreements. We recognized $2,445,843 in compensation expense in 2004 for the 2,267,104 shares issued for services already received. We will review our estimates of the value of the future services to be received under such consulting arrangements against the unamortized value of the shares and may accelerate the recognition of compensation expense if indicated.

Results of operations – Year ended December 31, 2004 and 2003

Revenue

              No revenue was realized in 2003. We achieved revenue of $3,295,014 in 2004. Such revenue consisted of license fees, subscription fees and customization fees related to our NetPool Data System software from two customers. We defer revenue from our other customers for the NetPool Data System until cash is received in accordance with our revenue recognition policies. Three of our chamber of commerce clients terminated use of the NetPool Data System during 2004 due to insolvency or management changes.

        Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the year ended December 31, 2004 we activated 33 licenses for regional offices.

        Our licenses for the Government of Nigeria consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005.

Deferred Revenue

              Deferred revenue is comprised of the unrecognized revenue related to unearned license fees, support contracts and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2004 was $1,347,486.

Cost of Sales

        Cost of Sales was $223,293 in 2004 or less than 7% of revenues. Cost of sales is the amortization and depreciation of the software assets.

Services paid for with common stock

        Stock-based compensation was $4,093,309 in 2004 arising out of the issuance of common stock as compensation for services received and to be received, along with Bonus Shares.

Amortization and depreciation

         Amortization and depreciation expense was $30,757 for 2004. We recognized amortization and depreciation expense on our furniture, fixtures and equipment.

Bad debt expense

         Bad debt expense was $172,072 in 2004 and $115,231 in 2003.

General and Administrative Expense

               General and administrative expenses were $1,139,555 in 2004 and $202,368 in 2003. General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional services and other general corporate costs. General and administrative expenses increased in 2004 primarily due to staff size and time period (in 2003 the company had general expenses for only two months while 2004 was a 12 month period.

Loss on extinguishment of related party debt

        In 2004 we had a loss of $156,765 from extinguishment of related party debt.

Interest

Interest expense was $38,876 in 2004 and $59,249 in 2003.

Net Income (Loss)

As a result, we reported a net loss of $2,558,613 in 2004 and a net loss of $376,848 in 2003.

Liquidity and Capital Resources

         We have not had earnings or positive cash flow in 2004 or 2003. Net cash used by operating activities was $974,221 in 2004. Net cash used by operating activities was $92,963 in 2003. Our net loss cumulative operating losses through December 31, 2004 were $2,935,461. As a result, our independent auditors have stated that our losses from operations raise doubt about our ability to continue as a going concern. We made up our cash shortfall in 2004 primarily by sale of common stock. We further addressed our capital requirements in March 2005 by sale of $1,000,000 of Senior Secured Convertible Notes. We believe the proceeds of the notes as well as the cash we expect to generate from operations will enable us to meet our capital needs for at least the next twelve months.

        Net cash used in investing activities in 2004 was $1,842,656. Net cash used in investing activities was $123,032 in 2003. Net cash used in investing activities in 2004 was primarily due to the acquisition of fixed assets, a loan to Commerce, Inc. in the amount of $171,072 and advances to our IBSG Group subsidiary prior to consolidation.

         Net cash provided by financing activities was $2,819,739 in 2004 and $221,554 in 2003. Net cash provided by financing activities in 2004 was due primarily to the net proceeds from the sale of our common stock and the amount we borrowed from a related party in connection with the purchase of fixed assets.

         We currently expect to incur substantial expenditures in 2005 for the commercial introduction of Secure Blue’s software products, to revise our NetPool Data System software to add additional functions and improve ease of use, and implementation and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The ultimate costs and benefits of these additional expenditures are not fully known. We may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

Obligations and Commitments

The following table reflects our contractual obligations and other commercial commitments as of December 31, 2004. This table does not include trade payables and other operating expenses not subject to written commitments such as salaries.

Payments Due By Period as of December 31, 2004

Total	Less Than 1 Year	1-3 Years	4-5 Years
Debt	$315,786	$295,720	$20,066

Capital Leases	$11,980	$10,058	$1,922

Total Contractual Obligations	$327,766	$305,778	$21,988

Does not include the Company’s Senior Secured Convertible Notes in the amount of $1,000,000 issued in March 2005.

Off Balance Sheet Arrangements

Our only significant off-balance sheet arrangements relate to operating lease obligations for $327,766 which is included in the foregoing table of obligations and commitments.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-KSB. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.

BUSINESS RISKS

WE HAVE NOT ACHIEVED PROFITABLE OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

We incurred a net loss of $2,558,613 in 2004 and a net loss of $376,848 in 2003. Our expenses are currently greater than our revenues. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Due to our losses to date, our independent auditors have expressed doubt as to our ability to continue as a going concern. The financial statements included elsewhere herein do not include any adjustments that might result from the outcome of this uncertainty.

We believe that the additional funding we received in March 2005 along with the cash we expect to generate from our business will be sufficient to enable us to meet our capital needs for at least the next twelve months. However, there can be no assurances that we will be able to successfully achieve profitable operations and positive cash flows from operations and obtaining additional capital to meet present and future working capital demands.

WE HAVE NO ARRANGEMENTS OR SOURCES OF ADDITIONAL CAPITAL AND MAY HAVE TO CURTAIL OUR OPERATIONS IF ADDITIONAL CAPITAL IS NEEDED BUTIS NOT AVAILABLE.

Our customers who are generally state government agencies or non-profit chambers of commerce can be exceedingly tardy in paying their obligations to us. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business.

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES YOUR EVALUATION OF OUR BUSINESS DIFFICULT.

We acquired our NetPool Data System software and began servicing licensees of such software in 2003. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks include:

        • uncertain commercial acceptance of our products, including our Secure Blue product which we expect to introduce into the commercial marketplace in 2005;

        • technological obsolescence; and

        • competition, including competition from other software products which may enable users to achieve the same results as our software.

We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

LOSS OF A MAJOR CUSTOMER WOULD SUBSTANTIALLY HARM OUR OPERATING RESULTS.

Substantially all of our revenue comes from two customers, both of which are governmental entities. Loss of either of such customers would substantially harm our operating results.

OUR SOFTWARE PRODUCTS MAY NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE.

We cannot assure you that our current or new products will prove sufficiently attractive to our clients and potential clients to enable us to reach a sufficient level of sales to generate net income and positive cash flows.

REDUCED FUNDING OF SMALL BUSINESS DEVELOPMENT CENTERS MAY ADVERSELY AFFECT OUR REVENUES

Our NetPool Data System product is designed to enhance the operating efficiency and create revenue for State Small Business Development Centers (SBDCs). The SBDCs represent a core potential customer market for the System. These organizations are dependent upon funding from state and Federal governmental sources. Reduced funding to these organizations may force them to cease being our customers or reduce the possibility of our acquiring additional small business development centers in the future.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

We rely on a combination of contracts, copyrights and other security measures in order to establish and protect our proprietary rights. We can offer no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary technology or duplicate our products.

OUR BUSINESS IS DEPENDENT IN PART ON THIRD PARTY LICENSEES WHOM WE DO NOT CONTROL.

We provide our NetPool Data System to certain licensees on a revenue sharing basis whereby we receive a percentage of the revenue generated by our licensees from end users of the product. If these licensees are not successful in developing end users who pay for use of the product then we will not receive the revenues we expect from these arrangements.

OUR BUSINESS AND OPERATING RESULTS WILL SUFFER IF OUR SYSTEMS OR THE INTERNET FAIL, BECOME UNAVAILABLE OR PERFORM POORLY SO THATCURRENT
OR POTENTIAL USERS DO NOT HAVE ADEQUATE ACCESS TO OUR PRODUCTS OVER THE INTERNET.

Our NetPool Data System software is generally accessed by end users over the internet. Our ability to provide our products and services to our customers and operate our business depends on the continued operation of our information systems and the internet. A significant or repeated reduction in the performance, reliability or availability of our information systems or the internet could harm our ability to conduct our business, and harm our reputation and ability to attract and retain customers.

OUR INTERNATIONAL OPERATIONS EXPOSE OUR BUSINESS TO ADDITIONAL RISKS.

A significant portion of our 2004 revenue was derived from a customer in Nigeria. This may involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations, political instability and difficulty in collection of receivables.

WE MAY HAVE DIFFICULTY IN MEETING THE DEMANDS WHICH MAY ARISE IN THE EVENT OF SIGNIFICANT GROWTH IN OUR OPERATIONS.

In the event we are successful in developing significant additional demand for our products we may experience significant pressure on the Company’s managerial, operational, and financial resources. We may be required to rapidly add to our staff and facilities which may require additional financing. We cannot assure you that we will be successful in meeting the challenges of managing the growth of our business.

SECURITIES RISKS

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR SECURITIES DIFFICULT.

Trading in our securities will be subject to the “penny stock” rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transactions involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Item 7. Financial Statements

See the Company’s financial statements beginning on page F-1.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On January 12, 2004, we dismissed Robert C. Seiwell, Jr., CPA as our principal accountant. This decision was approved by our Board of Directors. On March 19, 2004, we engaged HJ & Associates, LLC to serve as independent auditors for the fiscal year ended December 31, 2003.

Robert C. Seiwell, Jr., CPA issued no reports on our financial statements. During our two most recently completed fiscal years and the subsequent interim period preceding the determination to change our principal accountants, there were no disagreements with Robert C. Seiwell, Jr.,CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Robert C. Seiwell, Jr., CPA, would have caused it to make reference to the subject matter of the disagreement in connection with any reports it would have prepared on our financial statements. During our two most recently completed fiscal years and the subsequent interim period preceding the decision to change principal accountants, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

During our two most recent fiscal years and the subsequent interim period prior to engaging HJ & Associates, LLC, neither the Registrant nor anyone on its behalf consulted with HJ & Associates, LLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Registrant by HJ & Associates, LLC that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

Item 8a. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the directors and officers of the Company.

NAME	POSITION
Michael Rivers, PhD	President, CEO and Director
Geoffrey Birch	Director/Treasurer
Robert Jolly	Director

Dr. Michael Rivers, 43, has been our CEO and director since November 15, 2003. Dr. Rivers has served as CEO and Director of Intelligent Business Systems Group, Inc. since May of 2003. He was President and director of Commerce, Inc. from August 1997 to March 2003 (on leave from September of 2002).

Mr. Geoffrey Birch, 60, has been Treasurer and a director of the Company since November 2003. Mr. Birch was in pharmaceuticals for over 30 years which included manufacturing and distribution. Mr. Birch grew his company until it was purchased by Pfizer in the mid 1990s. Mr. Birch is a board member for several UK Venture capital firms including one he is chairman of, Sylvrey Ltd. These firms primarily invest in young companies with growth potential in the areas of technology.

Mr.Robert Jolly, 44, has been a director since November of 2003. Mr. Jolly has been a Certified Public Accountant for nearly 30 years. Mr. Jolly has served as the Chief Financial Officer of Wiginton Fire Protection Engineering, Inc. of Lake Mary, Florida. 18 years.

Our directors are elected for a one-year term at our annual shareholders’ meeting. Vacancies may be filled by the Board of Directors until the next annual meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 received by the Company, transactions involving the Company and review of stockholder records, the Company believes, during the fiscal year ended December 31, 2004, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied other than the following:

        Kim Rivers, Trustee of M&K Trust, 10% holder, did not report acquisition of 1,500,000 shares of common stock from the Company in partial satisfaction of a loan which had been previously reported in the Company’s second quarter filing of 2004 and disposition of 1,500,000 shares gifted, not filed as of yet.

        Geoffrey Birch, director, did not report acquisition of affiliates’ beneficial ownership of 3,075,000 shares of common stock acquired from the Company in connection with consulting agreements.

Audit Committee Financial Expert

        The Board has determined that Director Robert Jolly has the expertise to be financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934. Mr. Jolly is not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the Exchange Act. The board anticipates when an audit committee is impaneled, Mr. Jolly will serve on that committee in that capacity.

Code of Ethics

        The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. Such code is filed as Exhibit 14 to this Form 10-KSB and is available to shareholders at no charge from Michael Rivers, CEO, 1132 Celebration Blvd., Celebration, FL 34747.  Audit Committee Approval of Auditor

        The Board of Directors accepted the proposal of HJ & Associates, LLC for the 2004 audit and elected to continue to retain their services.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

        The following table summarizes compensation paid to the Company’s president/chief executive officer in 2004 (the “named executive officers”) as well as his compensation in 2003. No other officer received compensation of $100,000 in any such year.

Annual Compensation			Long Term Compensation Awards
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Michael Rivers,	2004	$150,000
President, CEO	2003	$17,307	0	0	0	0	0	0

Dr. Rivers was appointed CEO of IBSG International as of November 17, 2003 and the salary reported is prorated through December 31, 2003. All of Dr. Rivers’s salary is currently deferred and $100,000 of his 2004 salary was waived and contributed to the capital of the Company.

EXECUTIVE EMPLOYMENT CONTRACTS

The named executive officer set forth in the Summary Compensation Table is an “at will” employee and does not have written employment agreement. The Board of Directors has established the 2005 current base annual salary of the named executive officers as $180,000. Currently 2005’s salary is being deferred.

The Company has no stock option, SAR or other compensation plans.

DIRECTOR COMPENSATION

Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. All travel and lodging expenses associated with directors’ meeting(s) are reimbursed by the Company.

On January 15, 2004, the Company issued 3,075,000 shares of common stock to consulting companies controlled or represented by Geoffrey Birch’s wife, the Company’s Chief Financial Officer and a director. These shares were valued at $1.28 per share and were set up as deferred compensation. The deferred compensation of $3,936,000 is being amortized on a straight line basis of 5 years based on the consulting contracts.

Item 11. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2005 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, (ii) each director of the Company, (iii) the Company’s executive officer named in the Summary Compensation Table, and (iv) by all executive officers and directors of the Company as a group.

Name of Shareholder	Shares Beneficially Owned	Percent of Class
Michael Rivers (1)	14,998,096	35.4
Geoffrey Birch (2)	3,167,104	8.4
Robert Jolly	147,000	*
Kim Rivers (1)	14,998,096	35.4
All directors and executive	18,312,200	43.2
officers as a group (3 persons)

* Less than 2%

        (1)        Represents shares owned in the name of M&K Trust, a trust established in April of 2001 for the benefit of Michael Rivers’ children and wife, Kim Rivers. Kim Rivers is the trustee of the trust and exercises sole voting and investment power with respect to such shares. Dr. Rivers disclaims any beneficial interest in such shares. Address of Kim Rivers and Michael Rivers is 14035 Sierra Vista Drive, Orlando, Florida 32837.

        (2) Represents shares owned in the name of Mr. Birch’s shares are owned by Sylvrey, LTD. And GPR Holding. Holding companies in Guernsey, UK.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

The Company issues common stock and warrants to purchase common stock to pay employees, consultants and advisors for services, to pay compensation for services in connection with securities offerings and to satisfy indebtedness. The following table summarizes information about outstanding equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options/warrants (a)	Weighted- average exercise price of outstanding options/warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by
security holders	0	--	0

Equity compensation plans not approved
by security holders(1)	1,475,000	$ 1.10	0
Total	1,475,000	$ 1.10	0

(1)	Represents warrants to purchase our common stock issued to a consultant for financial public relations services valued at $216,366.

Individual equity compensation arrangements not approved by shareholders

The following issuances of common stock in 2004 were not approved by the Company’s shareholders. Except as indicated, these issuances were not to directors, officers or 10% holders. Reference is made to Note 5 to the Financial Statements included in this report for further information concerning these issuances.

Shares issued for stock offering costs	843,132
Shares issued for services	333,000
Shares issued for bonuses	2,267,104
Shares issued for consultants compensation (1)	6,372,792
Shares issued for extinguishment of related party debt (2)	1,500,000
Shares issued for assets	650,000

(1)     Includes 3,075,000 shares of common stock issued to consulting companies controlled by Geoffrey Birch, the Company’s Chief Financial Officer and a director. These shares were valued at $1.28 per share and were set up as deferred compensation. The deferred compensation of $3,936,000 is being amortized on a straight line basis of 5 years based on the consulting contracts. (2) The Company issued 1,500,000 shares of its common stock to the M&K Trust as a partial payment on a note payable by the Company.

Item 12. Certain Relationships and Related Transactions

On February 13, 2004 the Company purchased a software license and other assets from M&K Trust, a Trust controlled by the wife of the President and a controlling shareholder, in exchange for a note payable in the amount of $958,659 payable in one hundred twenty (120) equal installments of $12,132.76 on the last day of each month commencing December 1, 2003, with the final installment due and payable on November 30, 2015, which payments include interest at the rate of 8% per annum. The note is secured by a security agreement covering all of the Company’s tangible and intangible assets. The assets sold to the Company include the exclusive license of software and source codes for the Company’s proprietary software as well as various license/maintenance agreements with the users of such software and accounts receivable generated under such license/maintenance agreements. In June 2004, the Company and the Trust agreed to partially satisfy the note and modify the remaining payment terms. The Company agreed to issue 1,500,000 shares of its common stock to the M&K Trust and pay $125,000 to the Trust as a partial payment on the note payable. The shares were valued at the closing price on the date of issuance of $0.45 per share. Pursuant to the agreement, the balance on the note payable to the M&K Trust was to be $125,000 after the share issuance and $125,000 payment which was to be paid on January 2, 2005 without further interest. As a result of the share valuation, the Company recognized a loss on extinguishment of debt of $156,765 because the shares valued of $675,000 exceeded the amount of the debt being extinguished which was $518,235. During the year ended December 31, 2004, the Company made cash payments of $243,815 on the note payable.

During the year ended December 31, 2004, the M&K Trust loaned an additional $42,351 to the Company in addition to the above-referenced note. At December 31, 2004, the Company owed the M&K Trust $238,960.

The President of the Company waived the right to receive $100,000 of his 2004 salary which has been accounted for as a contribution to the Company’s capital. On January 15, 2004, the Company issued 3,075,000 shares of common stock to consulting companies controlled or represented by Geoffrey Birch’s wife, the Company’s Chief Financial Officer. These shares were valued at $1.28 per share and were set up as deferred compensation. The deferred compensation of $3,936,000 is being amortized on a straight line basis of 5 years based on the consulting contracts.

The Company loaned $171,072 and $115,231 to Commerce, Inc. in 2004 and 2003 respectively. These amounts were deemed to be uncollectible due to Commerce’s insolvency. Accordingly the Company recorded a bad debt expense of $171,072 and $115,231 for the years ended December 31, 2004 and 2003, respectively. Michael Rivers, the Company’s President and a director is a former officer and director of Commerce. He served as Commerce’s president and as a director for seven years prior to his extended personal leave in September of 2002 and resignation in February 2003.

Item 13. Exhibits and Reports on Form 8-K

(a)     Exhibits

        The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request to Michael Rivers, IBSG International, 1132 Celebration Blvd., Celebration, FL 34747

Exhibit Number           Description

3.1	Articles of Incorporation, as amended. Incorporated by reference to exhibit 3(i) to the Company's Form 10-SB/12g filed on March 27, 2002.

3.2	By-laws, as amended. Incorporated by reference to exhibit 3(ii) to the Company's Form 10-SB/12g filed on March 27, 2002.

10.1	Stock Purchase Agreement. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on November 21, 2003.

10.2	Promissory Note dated November 10, 2003. Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (file no. 333-119903).

10.3	Note Modificatipn Agreement dated June 2004. Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 (file no. 333-119903).

10.4	Subscription Agreement dated March 17, 2005 for purchase of senior secured convertible notes and common stock purchase warrants. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 31, 2005

10.5	Form of Senior Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 31, 2005

10.6	Form of Class A Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 31, 2005

10.7	Form of Class B Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 31, 2005

10.8	Form of Security Agreement. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on March 31, 2005

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Form 10-KSB, filed March 21, 2004.)

21	Subsidiaries of the Small Business Issuer.

16.1	Letter from Robert C. Seiwell, CPA. Incorporated by reference to Exhibit 16. to the Company’s Form 8-K/A, filed on March 31, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

(b)     Reports on Form 8-K:

The following report on Form 8-K were filed during the quarterly period ended December 31, 2004.

On October 21, 2004 registrant filed a Form 8-K/A to file the following financial statements of Intelligent Business Systems Group, Inc. under Item 9.01:

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2003

Statement of Operations From Inception on January 9, 2003 through December 31, 2003

Statement of Stockholders’Equity (Deficit) From Inception on January 9, 2003 through December 31, 2003

Statement of Cash Flows From Inception on January 9, 2003 through December 31, 2003

Notes to the Financial Statements

Pro-forma financial information concerning its acquisition of Intelligent Business Systems Group, Inc.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        HJ & Associates, LLC (“HJ&A”) has audited the Company’s financial statements annually since 2003.   Fees related to services performed by HJ&A in 2004 and 2003 were as follows:

	2004	2003
Audit Fees (1)	$59,500	$4,400
Audit-Related Fees
Tax Fees (2)

All Other Fees (3)	$ 8,995	$ 654

Total	$68,495	$5,054

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to Registration Statement Reviews and Comments.

The Board of Directors has reviewed and discussed with the Company’s management and auditors the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s2004 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from HJ&A required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2004 fiscal year for filing with the SEC.

Audit Committee’s Pre-Approval Policies

The Board’s policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on April 13, 2005.

IBSG INTERNATIONAL, INC BY: /S/ Michael Rivers —————————————— Michael Rivers President

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael Rivers	President and Director ( Principal	April 13, 2005
Executive Officer)

/s/ Robert Jolly	Director	April 13, 2005

/s/ Geoffrey Birch	Director, Treasurer (Principal	April 13, 2005
Accounting Officer)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors ofIBSG
International, Inc. and Subsidiaries
Celebration, Florida

We have audited the accompanying consolidated balance sheet of IBSG International, Inc. and Subsidiaries at December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBSG International, Inc. and Subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has recorded significant losses from operations, and has insufficient revenues to support operational cash flows, which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 8, 2005	HJ & Associates, LLC BY: /S/ HJ & Associates, LLC —————————————— HJ & Associates, LLC Salt Lake City, Utah

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

December 31, 2004
CURRENT ASSETS
Cash	$8,421
Accounts receivable (Note 2)	4,615,075
Prepaid expenses	6,975

Total Current Assets	4,630,471

FURNITURE, FIXTURES AND SOFTWARE, NET (Note 3)	1,239,442

OTHER ASSETS
Deposits	1,380

Total Other Assets	1,380

TOTAL ASSETS	$5,871,293

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31, 2004
CURRENT LIABILITIES
Accounts payable and accrued expenses	$349,005
Deferred revenue (Note 2)	1,347,486
Capital leases payable	11,980
Note payable-related party (Note 3)	238,960

Total Current Liabilities	1,947,431

TOTAL LIABILITIES	1,947,431

COMMITMENTS AND CONTINGENCIES (Note 6)	--
STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 37,605,202 shares issued and
outstanding	37,605
Additional paid-in capital	12,491,361
Stock subscription payable	59,500
Deferred consulting expense	(5,729,143)
Accumulated deficit	(2,935,461)

Total Stockholders' Equity	3,923,862

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$5,871,293

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
	2004	2003
REVENUES	$3,295,014	$--

EXPENSES
Cost of Sales	223,293	--
Services paid for with common stock	1,647,466	--
Amortization and depreciation	30,757	--
Bonus shares expense	2,445,843	--
Bad debt expense - related party	171,072	115,231
General and administrative expenses	1,139,555	202,368

Total Expenses	5,657,986	317,599

Loss from operations	(2,362,972)	(317,599)

OTHER EXPENSES
Loss on extinguishment of related party debt	(156,765)	--
Interest expense	(38,876)	(59,249)

Total Other Expenses	(195,641)	(59,249)

NET LOSS	$(2,558,613)	$(376,848)

BASIC LOSS PER SHARE	$(0.08)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	32,399,692	14,630,137

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Deferred	Stock Subscription	Accumulated
	Shares	Amount	Capital	Compensation	Payable	Deficit
Balance at inception on January 9, 2003	--	$--	$--	$--	$--	$--
Common stock issued for cash	15,000,000	15,000	(5,000)	--	--	--
Net loss from inception on January 9, 2003 through December 31, 2003	--	--	--	--	--	(376,848)

Balance, December 31, 2003	15,000,000	15,000	(5,000)	--	--	(376,848)
Recapitalization	5,978,772	5,979	67,531	--	112,000	--
Common stock issued for cash	4,660,402	4,660	1,825,794	--	(112,000)	--
Common stock issued for stock offering costs	843,132	843	823,566	--	--	--
Stock offering costs	--	--	(824,406)	--	--	--
Common stock issued
for services	333,000	333	172,497	--	--	--
Common stock issued for bonus shares	2,267,104	2,267	2,443,576	--	--	--
Common stock issued for deferred compensation	6,372,792	6,373	6,981,040	(6,987,413)	--	--
Common stock issued for extinguishment of related party debt	1,500,000	1,500	673,500	--	--	--
Common stock issued for assets	650,000	650	363,350	--	--	--
Cash received for shares issued in 2005	--	--	--	--	59,500	--
Fair value of warrants granted for services rendered	--	--	216,366	--	--	--
Officer contribution of salary	--	--	100,000	--	--	--
Stock offering costs paid	--	--	(346,453)	--	--	--
Amortization of deferred costs	--	--	--	1,258,270	--	--
Net loss for the year ended December 31, 2004	--	--	--	--	--	(2,558,613)

Balance, December 31, 2004	37,605,202	$37,605	$12,491,361	$(5,729,143)	$59,500	$(2,935,461)

Theaccompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,558,613)	$(376,848)
Adjustments to reconcile net loss to net
cash used by operating activities:
Equity instruments	2,835,039	--
Amortization of deferred consulting expense	1,258,270	--
Bad debt expense	171,072	115,231
Amortization and depreciation expense	254,050	379
Loss on extinguishment of Related party debt	156,765	--
Changes in operating assets and liabilities:
Accounts receivable	(4,615,075)	--
Prepaid expenses	(6,975)	--
Decrease (Increase) in deposits	3,667	(5,047)
Increase in accounts payable and accrued expenses	249,642	173,322
Deferred revenue	1,347,486	--

Net Cash Used by Operating Activities	(904,672)	(92,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	(171,072)	(115,231)
Purchase of fixed assets	(163,411)	(7,801)

Net Cash Used by Investing Activities	(334,483)	(123,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	42,351	211,554
Payments of related party borrowings	(243,815)	--
Proceeds from capital lease	16,959	--
Payments on capital leases	(4,979)	--
Proceeds from stock subscription payable	59,500	--
Stock offering costs	(346,453)	--
Common stock issued for cash	1,718,454	10,000

Net Cash Provided by Financing Activities	1,242,017	221,554

NET INCREASE IN CASH	2,862	5,559
CASH AT BEGINNING OF PERIOD	5,559	--

CASH AT END OF PERIOD	$8,421	$5,559

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)

	For the Years Ended December 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$33,291	$--
Income taxes paid	$--	$--
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$6,987,413	$--
Equity instruments	$2,835,039	$--
Common stock issued for extinguishment of
related party debt	$675,000	$--
Common stock issued for acquisition of software	$364,000	$--
Recapitalization	$73,513	$--

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - ORGANIZATION

a. Organization

The consolidated financial statements presented include those of IBSG International, Inc. (International) and its wholly owned subsidiaries Intelligent Business Systems Group, Inc. (Group) and Secure Blue, Inc. (Secure Blue). Collectively they are referred to as ‘the Company’. All material intercompany accounts have been eliminated in consolidation.

International was incorporated under the laws of the State of Florida in June 1996 as Celebrity Steakhouses, Inc. It changed it name to Deerfield Financial Services, then to Optical Concepts of America, Inc. and then in November 2003, it changed its name to IBSG International, Inc. International has not conducted any meaningful business activities and prior to the reverse merger with Group was a shell company.

Group was incorporated in the State of Delaware on January 9, 2003. Group was incorporated for the purpose of providing software solutions to small business development and banking and business association markets.

Secure Blue was established as a new subsidiary in June 2004 to utilize acquired security technology in addressing the digital monitoring of records for purposes of satisfaction of certain accounting control requirements of public companies.

Pursuant to a Share Exchange Agreement dated November 10, 2003, which was effective on February 13, 2004, International acquired 100% of the outstanding capital stock of Group, in exchange for 15,000,000 shares of its common stock. These shares were issued to the stockholders of Group in exchange for their wholly owned interest in Group. At the time of acquisition, the stockholders of Group acquired control of International and accordingly, for accounting purposes, Group was treated as the acquiring entity. International is the continuing entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Group. The Companies began planned principle operations as of the date of the reverse merger.

Concurrent with the Share Exchange Agreement, M&K Trust (a trust controlled by the wife of the president and chairman of the Company) (Trust) sold certain assets to International in exchange for a note payable of $958,659. The note bears interest at 8.00% per annum and is secured by a security agreement naming all of the tangible and intangible assets of International. The assets sold to the Company include the exclusive license of software and source codes for the Company’s proprietary software as well as various license/maintenance agreements with the users of such software. Group assumed the obligations of a previous company as licensor under such agreements. The trust obtained these assets from a company that was controlled by the president and chairman of the Company. Because of the related party nature of this transaction, the assets were valued at predecessor costs and represent actual cash which were paid to the previous company by the Trust for the development and commercialization of the software.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - ORGANIZATION (Continued)

a. Organization (Continued)

International completed an acquisition of certain assets of RedHand International, a UK based company, which included sophisticated security software and a channel partner agreement. International created a new company called Secure Blue which will (1) market the aquired software as a comprehensive solution for Sarbanes-Oxley compliance; (2) integrate the software into it’s other subsidiary Group’s digital commerce platform with the benefits of adding monitoring capabilities as well as position businesses utilizing the platform to be Sarbanes-Oxley compliant and: (3) to cross market the products into receptive vertical markets. The purchase of RedHand consisted of 650,000 shares of common stock valued at $0.56 per share totaling $364,000 plus $46,088 of amounts due to be paid in cash. The entire purchase price of $410,088 was allocated to the software purchased which will be amortized over a 5 year period on a straight line basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end

b. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Revenue Recognition

Our license agreements typically run for five years. A first year license fee, inclusive of installation, integration and training, is payable at the initiation of the license. However, neither of our customers paid at the initiation of the license. License maintenance is payable on the second through fifth anniversary date of the license. Each fee covers the license/maintenance fee for one year. Such fees are accounted as unearned revenue and recognized as revenue ratably over each annual period. We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee and can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, value to the customer is determined on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements. Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately until we have delivered the specified upgrade or additional service. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable,

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Revenue Recognition (Continued)

we recognize revenue as the amounts become due and payable. Probable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. Additional consideration is given to the type of customer. Most of our customers are government or quasi-government agencies and are thus considered low collection risk although payments could take as long as 12 months to be brought current by the customer due to the slow pay nature of such entities. Late payments and interest can be assessed based on unpaid balances on a monthly basis. Contracts do not include Rights of Return. They do include cancellation clauses available to both parties for material breaches of contracts.

For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not probable, we will defer the revenue and recognize the revenue upon cash collection. When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or maintenance), software products, and end-user subscriptions with billings recorded as received and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Revenue Recognition (Continued)

Deferred revenues include amounts billed to customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the year ended December 31, 2004 we activated 33 licenses for regional offices.

Our licenses for the corporate affairs commission (Government of Nigeria) consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Revenue Recognition (Continued)

Allowance for Doubtful Accounts and Sales Returns (Continued)

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

We currently have two (2) customers, the State of California and the Government of Nigeria. Our accounts receivable are as follows at December 31, 2004:

Corporate Affairs Commission (Nigeria)	$2,965,075
State of California	1,650,000

$4,615,075

We recognized revenue of the following amounts for the year ended December 31, 2004:

Corporate Affairs Commission (Nigeria)	$1,715,992
State of California	1,579,022

$3,295,014

Deferred revenue consisted of the following at December 31, 2004:

Corporate Affairs Commission (Nigeria)	$1,056,199
State of California	291,287

$1,347,486

e. Equity Transactions

Equity transactions for consideration other than cash are valued at the closing trading price of the Company’s common stock on the date of authorization.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Depreciation and Amortization

The Company is depreciating its furniture on a straight-line basis over 5 years and equipment on a straight-line basis over a three year period. The software acquired (Note 1) is being amortized on a straight line over a five year period.

g. Basis Loss per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the Years Ended December 31,
	2004	2003
Loss (numerator)	$(2,588,613)	$(376,848)
Shares (denominator)	32,399,692	14,630,137

Loss per share	$(0.08)	$(0.03)

The Company has excluded 1,475,000 warrants because their effect is antidilutive.

h. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely then not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
NOL Carryover	$1,265,500	$101,807
Deferred tax liabilities:
Depreciation	(241,800)	(408)
Valuation allowance	(1,023,700)	(101,399)

Net deferred tax asset	$--	$--

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003
Book income	$(1,009,559)	$(146,971)
Meals & entertainment	975	630
Loss on extinguishment of debt	61,140	--
Other	(39)	44,942
Valuation allowance	947,483	101,399

	$--	$--

At December 31, 2004, the Company had net operating loss carryforwards of approximately $3,200,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

i. Recent Accounting Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

j. Cost of Sales

Cost of sales in comprised of the amortization of the capitalized software costs.

k. Long Lived Assets

The Company follows the provisions of SFAS No. 142 and reviews long-lived assets and identifiable tangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

l. Research and Development Expenses

The Company expenses Research and Development expenses as incurred. During the years ended December 31, 2004 and 2003 the Company expense $0, and $0, respectively.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 3 - FURNITURE, FIXTURES AND SOFTWARE

Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

Depreciation of furniture, fixtures, and software is determined using the straight-line method over the expected useful lives of the assets as follows:

Description	Useful lives
Art	Not depreciated
Furniture & fixtures	5 years
Office equipment	3 years
Software	5 years

Furniture, fixtures and software consisted of the following:

For the year ended December 31, 2004
Art	$4,793
Furniture & fixtures	27,827
Office Equipment	91,176
Software	1,370,075

1,493,871
Accumulated depreciation	(254,429)

Net furniture, fixtures and software	$1,239,442

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $254,050 and $379, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Sale of software and license to Company by M&K Trust on February 13, 2004, a Trust controlled by the wife of the President for $958,659.

During the year ended December 31, 2004, the Company made cash payments of $243,815 on the note payable.

During the year ended December 31, 2004, the M&K Trust loaned an additional $42,351 to the Company in addition to the note from the sale of the software.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

On June 26, 2004, the Company issued 1,500,000 shares of common stock to the M&K Trust as a partial payment on the note payable. The shares were valued at the closing price on the date of issuance of $0.45 per share. Pursuant to the agreement, the balance on the note payable to the M&K Trust was to be $250,000 after the share issuance. As a result of the share valuation, the Company recognized a loss on extinguishment of debt of $156,765 because the share value of $675,000 exceeded the amount of the debt being extinguished which was $518,235.

At December 31, 2004, the Company owed the M&K Trust $238,960, the Company expects to pay this amount off in 2005. The amount bears interest at 8% per annum and is secured by the NetPool software rights and title.

The President of the Company contributed $100,000 of his salary payable to capital for the year ended December 31, 2004.

The President of the Company is being compensated at $150,000 per year. No formal employment agreement exists.

On January 15, 2004, the Company issued 3,075,000 shares of common stock to consulting companies controlled by the Chief Financial Officer of the Company. These shares were valued at $1.28 per share and were set up as deferred compensation. The deferred compensation of $3,936,000 is being amortized on a straight line basis of 5 years based on the consulting contracts.

The Company loaned $171,072 and $115,231 to Commerce, Inc. These amounts were deemed to be uncollectible due to Commerce’s bankruptcy filing. Accordingly the Company recorded a bad debt expenses of $171,072 and $115,231 for the years ended December 31, 2004 and 2003, respectively. The company’s president is a former officer and director of Commerce. He served as Commerce’s president and as a director for seven years prior to his extended personal leave in September of 2002 and resignation in February 2003.

NOTE 5 - EQUITY ISSUANCES

During January 2004, the Company issued 415,333 shares of common stock for cash of $121,200 pursuant to private placements. The shares were valued at an average price of $0.29 per share.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 5 - EQUITY ISSUANCES (Continued)

During January 2004, the Company issued 5,895,000 (3,075,000 to related parties) shares of common stock to several entities for deferred consulting services. The shares were valued at $1.28 per share, which was the closing price on the date of issue. Deferred consulting expenses of $7,545,600 were established and are being amortized over a 60-month period, which is the expected term of the services.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 5 - EQUITY ISSUANCES (Continued)

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 5 - EQUITY ISSUANCES (Continued)

During June 2004, the Company issued 1,500,000 shares of common stock to M&K Trust for the Note owed on NetPool. The shares valued at $0.45. per share, which was the closing price on the date of issue. The transaction was recorded reducing the liability to M&K Trust by $675,000 as of June 30, 2004. There is a balance outstanding of $250,000 at June 30, 2004.

During June 2004, the Company canceled 900,000 shares of common stock for Deferred Consulting Services from the first quarter. The shares valued at $1.28. per share, which was the closing price on the date of issue. Deferred consulting expenses of $1,152,000 were adjusted.

During June 2004, the Company canceled 147,000 shares of common stock for services rendered. The shares valued at $0.99 per share, which was the closing price on the date of issue.

In July 2004, the Company cancelled 90,000 shares which had been previously issued for services. The shares were cancelled at $0.45 per share.

In July 2004, the Company issued 343,132 shares of common stock for commissions rendered valued at $0.45 per share.

In July 2004, the Company issued 80,000 shares of common stock for cash valued at $0.50 per share.

In November 2004, the Company issued 237,000 shares of common stock for services rendered valued at $0.42 per share, which was the closing price on the date of issue.

In November 2004, the Company issued 900,000 shares of common stock for deferred consulting services valued at $0.42 per share, which was the closing price on the date of issue.

In December 2004, the Company issued 120,000 shares of common stock for cash valued at $0.25 per share.

In December 2004, the Company issued 30,000 shares of common stock for cash valued at $0.18 per share.

In December 2004, the Company issued 48,751 shares of common stock for cash valued at $0.175 per share.

In December 2004, the Company issued 133,000 shares of common stock for services rendered valued at $0.51 per share, which was the closing price on the date of issue.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During November of 2003 the Company entered into a forty-two month agreement to lease commercial real estate in Celebration, Florida. Rent was abated for December 2003. Annual minimum rental fees are as follows:

Rent:
2005:	44,928
2006:	46,276
2007:	19,282

Total	$110,486

Rent expense for the years ended December 31, 2004 and 2003 was $43,768 and $0, respectively.

The Company currently has a claim asserted against it by American Express of approximately $105,000. The Company has accrued this amount as part of its accounts payable.

NOTE 7 - WARRANTS

On September 7, 2004 the Company entered into a consulting agreement with Redwood Consultants, LLC. As consideration for the consulting agreement, the Company granted 325,000 warrants exercisable at $0.55 per warrant, 325,000 warrants exercisable at $0.75 per warrant, 325,000 warrants exercisable at $1.00 per warrant and 500,000 warrants exercisable at $1.75 per warrant. The Company calculated the fair value of the warrants using the Black-Scholes fair value model and determined that the fair value of the warrants was $216,366. The Company expensed the warrants immediately because the warrants are non-refundable and are not a prepayment for future services.

NOTE 8 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2004 of $2,935,461. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company issued 2,463,333 shares of common stock for cash valued at $0.15 per share. The cash on 330,000 shares was recorded under Stock Subscription Payable in 2004.

Subsequent to December 31, 2004, the Company issued 114,285 shares of common stock for cash valued at $0.175 per share. The cash on 28,571 shares was recorded under Stock Subscription Payable in 2004.

Subsequent to December 31, 2004, the Company issued 125,000 shares of common stock for commissions, valued at $0.51 per share, which was the closing price on the date of issue.

Subsequent to December 31, 2004, the Company issued 2,222,779 shares of common stock for price protection/guarantee valued at $0.00 per share, which was the closing price on date of SB-2. The shares were issued because the Company’s shares were not trading at $1.00 per share at the date the SB-2 was filed.

Subsequent to December 31, 2004, the Company issued 30,149 shares of common stock for commissions valued at $0.33 per share which was the closing price on date of issue.

Subsequent to December 31, 2004, the Company issued 300,000 shares for services rendered valued at $0.35 per share, which was the closing price on date of issue.

Subsequent to December 31, 2004, the Company issued 130,000 shares of common stock for commissions valued at $0.36 per share, which was the closing price on date of issue.

Subsequent to December 31, 2004, the Company issued 3,100 shares of common stock for commissions valued at $0.29 per share, which was the closing price on date of issue.

On March 17, 2005 The Company entered into a financing transaction with four accredited investors pursuant to which The Company received $1,000,000 in gross cash proceeds from the issuance of senior secured convertible notes in a principal amount of $1,000,000 and warrants to purchase 3,548,388 shares of Common Stock.

The following is a summary of certain terms of the financing transaction. This summary is qualified In its entirety by reference to the full text of the underlying documents governing the transaction which are filed as exhibits to an 8-K dated March 31, 2005.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 9 - SUBSEQUENT EVENTS (Continued)

Securities Issued:	• $1 million Senior Secured Convertible Notes (the “Notes”) and • Class A and Class B common stock purchase warrants.

Coupon:	7% annual, payable semiannually in cash or at the option of the investor in common stock. If an event of default occurs at any time after the Issue Date and is not cured within 20 days, the Default Rate of 15% per annum applies.

Principal Repayments:	On the 12th month anniversary of the Closing Date, the Company shall be required to make principal repayments based on the following schedule: o Equal monthly installments for the remainder of the note in cash or at the option of the Company in stock at a price equal to a 15% discount of the company’s common stock price at time of repayment with a maximum price of a discount of 15% off the company’s common stock price at the Issue Date.

Maturity:	The Notes will mature 24 months after the Issue Date.

Seniority and Security:	The Notes will be senior to any and all indebtedness of The Company except for a bank line currently being negotiated for up to $500,000 and will be secured substantially by all assets of the The Company and its subsidiaries. At the option of the investor this may be waived. Notwithstanding the foregoing, Investor agrees to sign the appropriate subordination documents requested by the bank.

Conversion Price:	The Notes issued will be convertible at the option of the holder, at a fixed price of Price $.29, however, if the Company’s revenues for fiscal 2004 were not at least $5,000,000 and revenue results for the first quarter of fiscal 2005 are not at least $2,000,000 then the conversion price will be reduced by one third. For the purposes of this transaction only, revenue is defined as both recognized and deferred revenue.

Effective Date:	The day the Registration Statement is declared effective.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 9 - SUBSEQUENT EVENTS (Continued)

Class A Warrants:	The investors received Class A Warrants to purchase 3,225,807 shares. The Class A Warrants: warrants shall have a 5-year life and an exercise price of $.312. The warrants shall be re-priced if the Company does not have revenues of at least $20 million for 2005 based on the following schedule:

Less than $20m — 15% discounted
Less than $15m – 30% discounted
Less than $10m – 45% discounted

Forced Conversion Feature:	If, following the Effective Date, all of the Milestones specified below are satisfied on each trading day occurring during any period of ten consecutive trading days, then the Company may force conversion of the Notes by delivering to the Investors written notice thereof (a “Forced Conversion Notice”) on the business day immediately following the last day of such period (the “Forced Conversion Date”). The Forced Conversion Notice will specify the aggregate principal amount of the Notes that is subject to the forced conversion, which amount (i) shall not exceed 35% of the aggregate dollar volume traded on the Company’s principal market during the seven (7) trading days immediately preceding the Forced Conversion Date and (ii) shall be allocated among the Investors on a pro rata basis. On the Forced Conversion Date, each Investor will be deemed to have converted an amount of principal of its Debenture equal to (A) its pro rata share of the aggregate principal amount specified in the Forced Conversion Notice minus (B) the amount of principal converted by such Investor during the twenty trading days immediately preceding the Forced Conversion Date.

Milestones:	(a) The Registration Statement must be effective and available for resale of the Conversion Shares and Warrant Shares by the Investors. (b) The closing bid price for the common stock must be above $.60. (c) No event of default, or event that could become an event of default, shall have occurred. (d) The issuance pursuant to the Forced Conversion does not cause (i) the number of shares beneficially owned by any Investor to exceed 4.9% of the number of shares then outstanding.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 9 - SUBSEQUENT EVENTS (Continued)

Anti-dilution Rights:	Should the company sell any Common shares or any instrument convertible into such, at a price per share that is less than the conversion price, then the conversion price shall automatically be lowered to that new price.

Restrictions on other financing:	The Company will be restricted from borrowing money or issuing debt securities in the public or private markets until the Effective Date except for the Bank line disclosed in Seniority.

Insider Lock -up:	The insiders will be locked up to sell their shares in the company unless the stock price is over $.65 and then subject to Regulation 144 selling rules, However, they may sell if the stock is below $.65 only after 9 months of the registration being effective, subject to rule 144.

Future Offerings:	For a period of up to 1 year from the Effective Date, the investor will retain the right to participate in public or private offerings of The Company’s equity and equity linked securities (including anything convertible into equity) and will be eligible to participate in up to at least 20%.

Fundamental Change:	Upon a Fundamental Change, the Investor(s) will have the right to put the security to The Company at 105% of outstanding principal, plus unpaid accrued unpaid interest. A merger or other change of control transaction shall constitute a Fundamental Change.

Registration Rights:	Registrant shall file a registration statement with the SEC covering the resale and distribution by the investors of all shares which may be received by the investors upon conversion of Notes and exercise of the Warrants within 40 days of the Closing Date, which Registration Statement shall be declared effective within 135 days of such Closing Date. Penalties: If the Registration Statement is not effective within 135 days from the Issue Date or if the Company does not respond to an SEC comment within 10 business days or if the effective registration is unavailable to the Investors for more than twenty (20) days during a 365-day period, a 2% penalty per month will be assessed until the Registration Statement is declared effective or becomes available. The penalty will be payable monthly in cash.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 9 - SUBSEQUENT EVENTS (Continued)

Class B Warrants:	The investors received Class B Warrants to purchase 322,581 shares. The Class B Warrants have a 180-day life post effective registration and an exercise price of $.26 per share.

Due Diligence Fee:	2% (two percent) of investment payable out of the escrow account upon closing.