Form 10QSB
period 2005-03-31
IBSG INTERNATIONAL INC
filed 2005-05-12
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|   As of May 10, 2005, there were 43,063,848 shares of the registrant’s common stock outstanding.

IBSG INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

March 31, 2005 (Unaudited)
CURRENT ASSETS
Cash$	692,288
Accounts receivable	4,623,075
Prepaid expenses	103,220

Total Current Assets	5,418,583

FURNITURE, FIXTURES AND SOFTWARE, NET	1,165,484

OTHER ASSETS
Prepaid expenses	337,500
Debt issue costs	14,783
Deposits	1,380

Total Other Assets	353,663

TOTAL ASSETS	$6,937,730

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

March 31, 2005 (Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$281,536
Deferred revenue	688,942
Capital leases payable	10,349
Note payable-related party	30,754
Note payable-Investor	17,807

Total Current Liabilities	1,029,388

TOTAL LIABILITIES	1,029,388

COMMITMENTS AND CONTINGENCIES	--
STOCKHOLDERS’ EQUITY
Common stock authorized 100,000,000 shares at $0.001
par value; 43,063,848 shares issued and outstanding	43,064
Additional paid-in capital	13,969,452
Deferred consulting expense	(5,382,196)
Accumulated deficit	(2,721,978)

Total Stockholders’ Equity	5,908,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,937,730

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
REVENUES	$1,108,544	$--

EXPENSES
Cost of sales	88,884	--
Services paid for with common stock	481,947	314,400
Amortization and depreciation	1,022	--
Bonus shares expense	19,200	2,541,293
Bad debt expense - related party	5,009	187,016
General and administrative expenses	330,779	332,133

Total Expenses	926,841	3,374,842

Income (Loss) from operations	181,703	(3,374,842)

OTHER INCOME (EXPENSES)
Gain on release of debt	52,317	--
Interest expense	(20,537)	(15,745)

Total Other Income (Expenses)	31,780	(15,745)

NET INCOME (LOSS)	$213,483	$(3,390,587)

BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.16)

DILUTED INCOME PER SHARE	$0.00	$--

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	38,112,717	21,064,756

DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	39,262,717	21,064,756

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Deferred	Stock Subscription	Accumulated
	Shares	Amount	Capital	Compensation	Payable
Balance,
December 31, 2004	37,605,202	$37,605	$12,491,361	$(5,729,143)	$59,500	(2,935,461)
Common stock issued
for cash (unaudited)	2,577,618	2,578	386,922	--	(59,500)	--
Common stock issued
for stock offering costs
(unaudited)	288,249	288	121,110	--	--	--
Stock offering costs
(unaudited)	--	--	(121,398)	--	--	--
Common stock issued for
price protection (unaudited)	2,222,779	2,223	(2,223)	--	--	--
Common stock issued
for services (unaudited)	300,000	300	104,700	--	--	--
Common stock issued for
bonus shares (unaudited)	70,000	70	19,130	--	--	--
Commission paid on fund
raising (unaudited)	--	--	(10,425)	--	--	--
Deferred services expensed
3/31/05 (unaudited)	--	--	--	346,947	--	--
Value of warrants granted
with note payable
(unaudited)	--	--	883,103	--	--	--
Beneficial conversion
feature of note payable
(unaudited)	--	--	97,172	--	--	--
Net income for period ended
March 31, 2005
(unaudited)	--	--	--	--	--	213,483
Balance, March 31,
2005 (unaudited)	43,063,848	$43,064	$13,969,452	$(5,382,196)	$--	(2,721,978)

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$213,483	$(3,390,567)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Equity instruments	124,200	2,541,293
Amortization of deferred consulting expense	346,947	314,400
Bad debt expense	5,009	187,016
Amortization and depreciation expense	77,069	41,559
Amortization of debt discount	17,807	--
Changes in operating assets and liabilities:
Accounts receivable	(8,000)	--
Prepaid expenses	(433,745)	--
Decrease (Increase) in other assets	(14,783)	(7,629)
Increase (decrease) in accounts payable & accrued expenses	(67,469)	40,349
Deferred revenue	(658,544)	--

Net Cash Used by Operating Activities	(398,026)	(273,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	(5,009)	(71,785)
Purchase of fixed assets	(3,111)	(23,978)
Advances to IBSG Group prior to consolidation	--	(203,753)

Net Cash Used by Investing Activities	(8,120)	(299,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,000,000	--
Costs related to note payable	(19,725)	--
Proceeds from related party borrowings	--	132,000
Payments of related party borrowings	(208,206)	(57,243)
Proceeds from capital lease	--	--
Payments on capital leases	(1,631)	--
Proceeds from stock subscription payable	--	--
Stock offering costs	(10,425)	--
Common stock issued for cash	330,000	742,555

Net Cash Provided by Financing Activities	1,090,013	817,312

NET INCREASE IN CASH	683,867	244,217
CASH AT BEGINNING OF PERIOD	8,421	5,559

CASH AT END OF PERIOD	$692,288	$249,776

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,462	$15,745
Income taxes paid	$--	$--
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$--	$7,545,600
Common stock issued for services	$124,200	$2,541,293
Fair value of warrants and note beneficial conversion
feature	$980,275	$--

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Method

The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end

b.	Estimates

The preparation of financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Revenue Recognition

Our license agreements typically run for five years. A first year license fee, inclusive of installation, integration and training, is payable at the initiation of the license. However, neither of our customers paid the license fee at the initiation of the license. License maintenance is payable on the second through fifth anniversary date of the license. Each fee covers the license/maintenance fee for one year. Such fees are accounted as unearned revenue and recognized as revenue ratably over each annual period. We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee is due at the time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee and can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and is recognized generally in 12 periods (months) per year. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, value to the customer is determined on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements. Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately until we have delivered the specified upgrade or additional service. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

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

Our licenses for the Corporate Affairs Commission (Government of Nigeria) consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. In the period of January 1, 2005 to March 31, 2005, $630,000 was recognized on the balance of

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Revenue Recognition (Continued)

$1,020,000 that was deferred the prior period, leaving a deferred balance of around $390,000, which will be recognized in the 2nd quarter for the balance of the contract. There was also $22,055 from the invoicing of the 1 year license which was also recognized in the period ending March 31, 2005, leaving a deferred balance of $20,136 which will be recognized in the 2nd quarter for the balance of the contract.

Our license fee for the organization, Buzgate for the first year contract was $100,000. The Company recognizes 65% of the license fee or $65,000 as revenue upon the activation of the agreement. The balance of 35% is amortized on a straight line basis over a one year period. This contract will be finance by the Company. Per the contract the Company will receive 60% instead of the standard 30% of all Subscription Fees from here on.

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

The Company records the values for the common stock issuances based on the closing prices of the common stock on the date of authorization for services, extinguishments of debt, or any other consideration other than cash. From time to time, the Company will enter the equity market and raise cash from unaffiliated 3rd party investors. These issuances are valued at the cash prices that the Company is able to sell the stock for.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Revenue Recognition (Continued)

We currently have three (3) customers, the State of California, the Government of Nigeria and BuzGate. Our accounts receivable are as follows at March 31, 2005:

Corporate Affairs Commission (Nigeria)	$2,523,075
State of California	2,000,000
BuzGate	100,000

$4,623,075

        We recognized revenue of the following amounts for the period ended March 31, 2005:

Corporate Affairs Commission (Nigeria)	$652,055
State of California	391,489
BuzGate	65,000

$1,108,544

        Deferred revenue consisted of the following at March 31, 2005:

Corporate Affairs Commission (Nigeria)	$404,144
State of California	249,798
BuzGate	35,000

$688,942

e.	Equity Transactions

Equity transactions for consideration other than cash are valued at the closing trading price of the Company’s common stock on the date of authorization.

f.	Depreciation and Amortization

The Company is depreciating its furniture on a straight-line basis over 5 years and equipment on a straight-line basis over a three-year period. The software acquired is being amortized on a straight line over a five-year period.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2005, the Company made cash payments of $208,206 on the notes payable to the M&K Trust.

The President of the Company is being compensated at $150,000 per the year ended December 31, 2004 and $180,000 for 2005. No formal employment agreement exists.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

The Company loaned $5,009 in the period ended March 31, 2005, $171,072 in the year ended December 31, 2004 and $115,231 in the year ended December 31, 2003 to Commerce, Inc. These amounts were deemed to be uncollectible due to Commerce’s bankruptcy filing. Accordingly the Company recorded a bad debt expenses of $171,072 and $115,231 for the years ended December 31, 2004 and 2003, respectively. In the period ended March 31, 2005 the Company recorded a bad debt of $5,009. The company’s president is a former officer and director of Commerce. He served as Commerce’s president and as a director for seven years prior to his extended personal leave in September of 2002 and resignation in February 2003.

At March 31, 2005, the Company owed the M&K Trust $30,754, the Company expects to pay this amount off in 2005. The amount bears interest at 8% per annum and is secured by the NetPool software rights and title.

NOTE 4 - EQUITY ISSUANCES

In January 2005, the Company issued 996,667 shares of common stock for cash valued at $0.15 per share.

In January 2005, the Company issued 28,571 shares of common stock for cash valued at $0.175 per share.

In January 2005, the Company issued 125,000 shares of common stock for fund raising valued at $0.51 per share, which was the closing price on the date of issue.

Pursuant to the private placements for cash mentioned previously, the Company was required to issue additional shares of common stock to the various parties because the closing bid price of the Company’s stock was not $1.00 at the time of the SB-2 filing. Accordingly, the Company issued an additional 2,222,779 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share.

In February 2005, the Company issued 1,466,666 shares of common stock for cash valued at $0.15 per share.

In February 2005, the Company issued 30,149 shares of common stock for fund raising valued at $0.33 per share, which was the closing price on the date of issue.

In February 2005, the Company issued 300,000 shares of common stock for fund raising valued at $0.35 per share, which was the closing price on the date of issue.

In February 2005, the Company issued 100,000 shares of common stock under Bonus Shares, valued at $0.36 per share, which was the closing price on the date of issue.

In February 2005, the Company issued 85,714 shares of common stock for cash valued at $0.175 per share.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 4 - EQUITY ISSUANCES (Continued)

In March 2005, the Company issued 130,000 shares of common stock for services rendered valued at $0.36 per share, which was the closing price on the date of issue.

In March 2005, the Company issued 3,100 shares of common stock for fund raising valued $0.29 per share, which was the closing price on the date of issue.

In March 2005, the Company canceled (30,000) shares of common stock, which was originally issued on June 10, 2004 as Bonus Shares valued at $0.56 per share, which was the closing price on the date of issue.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company in April 2005 made a settlement agreement with American Express for payment of $53,000 of the $105,000 owed, which has been paid and forgiveness of the balance has been recorded under “Gain on Release of Debt”.

NOTE 6 - WARRANTS

On September 7, 2004, the Company entered into a consulting agreement with Redwood Consultants, LLC. As consideration for the consulting agreement, the Company granted 325,000 warrants exercisable at $0.55 per warrant, 325,000 warrants exercisable at $0.75 per warrant, 325,000 warrants exercisable at $1.00 per warrant and 500,000 warrants exercisable at $1.75 per warrant. The Company calculated the fair value of the warrants using the Black-Scholes fair value model and determined that the fair value of the warrants was $216,366. The Company expensed the warrants immediately because the warrants are non-refundable and are not a prepayment for future services.

NOTE 7 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2005 of $2,721,978. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES

        In the period ended March 31, 2005, the Company secured a $1 Million Investment.

Securities Issued: Coupon: Principal Repayments: Maturity: Seniority and Security: Conversion Price: Effective Date:	$1 million Senior Secured Convertible Notes (the "Notes") and
 Class A and Class B common stock purchase warrants.

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

The Notes will mature 24 months after the Issue Date.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Class A Warrants: Forced Conversion Feature: Milestones:	The investors received Class A Warrants to purchase 3,225,807 shares. The Class A Warrants: warrants shall have a 5-year life and an exercise price of $.312. The warrants shall be re-priced if the Company does not have revenues of at least $20 million for 2005 based on the following schedule:

Less than $20m – 15% discounted
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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Anti-dilution Rights: Restrictions on other financing Insider Lock –up: Future Offerings: Fundamental Change: Registration Rights:	Should the company sell any Common shares or any instrument
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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Class B Warrants: Due Diligence Fee:	The investors received Class B Warrants to purchase 322,581
shares. The Class B Warrants have a 180-day life post effective registration and an exercise price of $.26 per share.

2% (two percent) of investment payable out of the escrow account upon closing.

The Company has valued the warrants granted at $882,103 using the Black Scholes model. The Company has valued the beneficial conversion feature of the note at $97,172. These amounts along with $19,725 have been presented as contra debt accounts. The value of the warrants, beneficial feature, and other costs are being amortized to interest expense over the life of the loan. Amortization expense for the three months ended March 31, 2005 was $17,807. The net value of the note payable as of March 31, 2005 was $17,807.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that are not small business issuers, the implementation of this Statement is required as of the beginning of the first interim or annual reporting period after June 15, 2005. For public entities that are small business issuers, like Coach, the implementation of this Statement, is required as of the beginning of the first interim or annual reporting period after December 15, 2005. Management is required to implement this Statements beginning in fiscal year beginning on January 1, 2006 and they are currently evaluating the impact of implementation of this Statement on the Company.

Results of Operations for the Quarter ended March 31, 2005 and 2004

The Company maintained a conservative revenue recognition policy related to previously held contracts but has recognized new business or new licenses activated under previous contracts according to conservative recognition policies under GAAP. The Company reflected revenues for the quarter ended March 31, 2005 at $1,108,544 and deferred revenues of $688,942, for total revenues of $1,797,486 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements). Due to the Company’s policy of not recognizing revenue on its license agreements until payment, the Company reflected no revenues on the $671,000 of customization work completed in quarter ended March 31, 2004.

Operating Expenses for the Quarter ended March 31, 2005 and 2004

The Company had operating expenses of $926,841 in the quarter ended March 31, 2005.  The expenses we incurred in the quarter ended March 31, 2005, were primarily amortization of consulting services, depreciation, and general and administrative expenses.

This reflects an operating profit for the quarter ended March 31, 2005 of $181,703. The Company has incurred cumulative operating gain in quarter ended March 31, 2005 of $213,483, and a net operating loss of $2,721,978 to date.

Liquidity and Capital Resources

We incurred cumulative operating losses through March 31, 2005 of $2,721,978. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The notes in the unaudited financial statements at and for the quarter ended March 31, 2005, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note 7 to the unaudited financial statements at and for the quarter ended March 31, 2005 describe the conditions which raise this doubt and management’s plans.

We addressed our capital requirements in March 2005 by sale of $1,000,000 of Senior Secured Convertible Notes (See Note 8 of the unaudited financial statement). We believe the proceeds of the notes as well as the cash we expect to generate from operations will enable us to meet our capital needs for at least the next twelve months.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. We have no arrangements or sources of additional capital and may have to curtail our operations if additional capital is needed but is not available

Our customers who are generally state government agencies or quasi government business associations can be exceedingly tardy in paying their obligations to us.  We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business. The Company will use additional commercial market opportunities to offset the slow pay nature of the lucrative government contract market. The Company’s current and projected acquisitions will expand the Company’s retail and private sector markets which should create a blend of payment cycles between the secured government markets and the commercial markets.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2005.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

In January 2005, the Company issued 996,667 shares of common stock for cash valued at $0.15 per share. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In January 2005, the Company issued 28,571 shares of common stock for cash valued at $0.175 per share. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In January 2005, the Company issued 125,000 shares of common stock for fund raising valued at $0.51 per share, which was the closing price on the date of issue. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

Pursuant to certain provisions in private placements for cash, the Company was required to issue additional shares of common stock to the various parties because the closing bid price of the Company’s stock was not $1.00 at the time of the SB-2 filing. Accordingly, the Company issued an additional 2,222,779 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In February 2005, the Company issued 1,466,666 shares of common stock for cash valued at $0.15 per share. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In February 2005, the Company issued 30,149 shares of common stock for fund raising valued at $0.33 per share, which was the closing price on the date of issue. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In February 2005, the Company issued 300,000 shares of common stock for fund raising valued at $0.35 per share, which was the closing price on the date of issue. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In February 2005, the Company issued 100,000 shares of common stock under Bonus Shares, valued at $0.36 per share, which was the closing price on the date of issue. These shares were issued in pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In February 2005, the Company issued 85,714 shares of common stock for cash valued at $0.175 per share. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In March 2005, the Company issued 130,000 shares of common stock for services rendered valued at $0.36 per share, which was the closing price on the date of issue. These shares were issued pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In March 2005, the Company issued 3,100 shares of common stock for fund raising valued $0.29 per share, which was the closing price on the date of issue. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

In March 2005, the Company canceled (30,000) shares of common stock, which was originally issued on June 10, 2004 as Bonus Shares valued at $0.56 per share, which was the closing price on the date of issue. These shares were issued pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

    A.        Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B.     Reports on Form 8-K

On March 31, 2004, the Company announced that on March 17, 2005, the Company entered into and a financing transaction with four accredited investors pursuant to which the Company received $1,000,000 in gross cash proceeds from the issuance of senior secured convertible notes in a principal amount of $1,000,000 and warrants to purchase 3,548,388 shares of Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on May 12, 2005.

Date: May 12, 2005	IBSG INTERNATIONAL, INC. BY: /S/ Michael Rivers —————————————— Michael Rivers President, Chief Executive Officer

Date: May 12, 2005	BY: /S/ Geoffrey Birch —————————————— Geoffrey Birch Principal Accounting Officer