Form 10QSB
period 2005-06-30
IBSG INTERNATIONAL INC
filed 2005-08-08
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 8, 2005, there were 45,682,857 shares of the registrant's common stock outstanding.

IBSG INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

IBSG International, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2005
(Unaudited)
ASSETS
Current Assets
Cash	$309,209
Accounts receivable	5,785,575
Prepaids	248,771
Total Current Assets	6,343,555
Equipment, net	1,093,275
Other Assets
Prepaids	725,000
Debt issue costs	12,884
Deposits	2,780
Total Other Assets	740,664
Total Assets	$8,177,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$169,145
Accrued interest payable	31,802
Deferred revenue	940,505
Capital leases payable	7,224
Notes payable - related party	157
Convertible promissory note payable, net	143,835
Total Current Liabilities	1,292,668
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized
45,682,857 shares issued and outstanding	45,683
Additional paid in capital	14,486,833
Accumulated deficit	(2,612,441)
11,920,075
Less: Deferred consulting	(5,035,249)
Total Stockholders' Equity	6,884,826
Total Liabilities and Stockholders' Equity	$8,177,494
The accompanying notes are an integral part of these consolidated financial statements

IBSG International, Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2005	2004	2005	2004
Sales	$1,330,937	838,074	$2,439,481	$838,074
Cost of Sales	137,691	10,980	226,575	10,980
Gross Profit	1,193,246	827,094	2,212,906	827,094
Operating Expenses
Amortization and Depreciation	148,256	129,024	149,278	170,583
Stock based compensation	316,948	268,809	798,895	3,124,502
Bonus shares expense	-	-	19,200	-
Bad debt expense	-	77,523	-	-
Bad debt expense - related party	3,998	-	9,007	264,539
General and Administrative	467,970	291,977	798,749	582,531
Total Operating Expenses	937,172	767,333	1,775,129	4,142,155
Income (Loss) from Operations	256,074	59,761	437,777	(3,315,061)
Other Income (Expense)
Gain on debt settlement	-	-	52,317	-
Loss on extinguishment of debt - related party	-	(156,765)	-	(156,765)
Interest expense	(146,537)	(12,505)	(167,074)	(28,250)
Total Other Income (Expense), net	(146,537)	(169,270)	(114,757)	(185,015)

Net Income (Loss)	$109,537	$(109,509)	$323,020	$(3,500,076)
Net Income (Loss) Per Share - Basic	$0.00	$(0.00)	$0.01	$(0.13)
Net Income (Loss) Per Share - Diluted	$0.00	$(0.00)	$0.01	$(0.13)

Weighted average number of shares outstanding
during the period - Basic	45,690,919	32,652,615	41,520,539	27,795,623
Weighted average number of shares outstanding
during the period - Diluted	49,241,726	32,652,615	43,458,443	27,795,623
The accompanying notes are an integral part of these consolidated financial statements

IBSG International, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)
	Six months ended June 30,	Six months ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$323,020	$(3,500,576)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	149,278	170,583
Amortization of debt issue costs	2,166	-
Amortization of debt discount costs	143,835	-
Bad debt expense	-	264,339
Bad debt expense - related party	9,007	-
Gain on debt settlement	(52,317)	-
Loss on debt extinguishment	-	156,765
Recognition of deferred stock based consulting fee	693,894	-
Reduction of stock subscription payable	(59,500)	-
Stock issued for services	703,700	3,124,502
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,170,500)	(1,730,000)
Prepaids	(966,796)	(32,943)
Deposits	(1,400)	(1,380)
Increase (decrease) in:
Accounts payable and accrued expenses	(127,543)	117,066
Accrued interest payable	31,802	-
Deferred revenue	(406,981)	904,426
Net Cash Used In Operating Activities	(728,335)	(527,218)
Cash Flows from Investing Activities:
Disbursement for loan - related party	(9,007)	(149,308)
Purchase of equipment	(3,111)	(106,218)
Advances to parent prior to consolidation	-	(203,753)
Net Cash Used In Investing Activities	(12,118)	(459,279)
Cash Flows from Financing Activities:
Proceeds from investment
Costs related to investment
Proceeds from convertible promissory note, net of issue costs	965,225	-
Repayments of related party borrowings	(238,803)	(190,424)
Repayments of capital leases - principal portion	(4,756)	(6,856)
Proceeds from issuance of common stock, net of offering costs	319,575	1,537,072
Net Cash Provided by Financing Activities	1,041,241	1,339,792
Net Increase in Cash	$300,788	$353,295
Cash at Beginning of Period	8,421	5,559
Cash at End of Period	$309,209	$358,854
Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	$-
Taxes	$-	$-
The accompanying notes are an integral part of these consolidated financial statements

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
June 30, 2005

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
June 30, 2005

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
June 30, 2005

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

Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the six months ended June 30, 2005 we activated 12 licenses for regional offices.

Our licenses for the Corporate Affairs Commission (Government of Nigeria) consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. In the period of January 1, 2005 to June 30, 2005, $1,020,000 was recognized on the balance of $1,020,000 that was deferred the prior period, leaving a deferred balance of $0.00. There was also $22,055 from the invoicing of the 1 year license was also recognized in the period ending June 30, 2005, leaving a deferred balance of $20,136.00 which was recognized in the 2nd quarter for the balance of the contract.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Revenue Recognition (Continued)

Our licenses for the organization, Buzgate for the first year contract at $100,000. The Company recognizes 65% of the license fee or $65,000 as revenue upon the activation of the agreement. The balance of 35% is amortized on a straight line basis over a one year period. This contract will be financed by the Company. Per the contract the Company will receive 60% instead of the standard 30% of all Subscription Fees from here on.

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

We currently have four (4) customers, the State of California, the Government of Nigeria, BuzGate, and the state of Connecticut. Our accounts receivable are as follows at June 30, 2005:

Corporate Affairs Commission (Nigeria)	$3,340,575
State of California	2,295,000
BuzGate	100,000
Connecticut	50,000
$5,785,575

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We recognized revenue of the following amounts for the six months ended June 30, 2005:

Corporate Affairs Commission (Nigeria)	$1,517,814
State of California	813,622
BuzGate	75,545
Connecticut	32,500
$2,439,481

Deferred revenue consisted of the following at June 30, 2005:

Corporate Affairs Commission (Nigeria)	$649,886
State of California	247,664
BuzGate	25,455
Connecticut	17,500
$940,505

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

During the period ended June 30, 2005, the Company made cash payments of $238,803 on the notes payable to related parties.

The President of the Company is being compensated at $150,000 per the year ended December 31, 2004 and $180,000 for 2005. No formal employment agreement exists. The President of the Company contributed accrued salary of $120,000 to capital as of June 30, 2005.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)

The Company loaned $9,007 in the period ended June 30, 2005, $171,072 in the year ended December 31, 2004 and $115,231 in the year ended December 31, 2003 to Commerce, Inc. These amounts were deemed to be uncollectible due to Commerce’s bankruptcy filing. Accordingly the Company recorded a bad debt expenses of $171,072 and $115,231 for the years ended December 31, 2004 and 2003, respectively. In the period ended June 30, 2005 the Company will record a bad debt of $9,007. The company’s president is a former officer and director of Commerce. He served as Commerce’s president and as a director for seven years prior to his extended personal leave in September of 2002 and resignation in February 2003.

At June 30, 2005, the Company owed the M&K Trust $156, the Company expects to pay this amount off in 2005.

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
June 30, 2005

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

In May 2005, the Company issued 2,000,000 shares of common stock for Board of Directors compensation for services for the entire year of 2005, part was recorded as an expense and part was deferred, valued at $0.20 per share, which was the closing price on the date of issue.

In June 2005, additional shares were issued due to a calculation error on the original shares issued in January 2005 for the pursuant to private placement for cash mentioned previously, the Company was required to issue additional shares of common stock to various parties because the closing price of the Company’s stock was not $1.00 at time of original SB2 filing. Accordingly, the Company issued an additional 619,009 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share.

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

The Company in April 2005 made a settlement agreement with American Express for payment of $52,317 of the $105,000 owed, which has been paid and forgiveness of the balance, recorded under “Gain on Debt Settlement”.

NOTE 6 -  WARRANTS

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 7 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2005 of $2,612,441. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES

In the period ended March 31, 2005, the Company secured a $1 Million Investment.

Securities Issued:	• $1 million Senior Secured Convertible Notes (the "Notes") and • Class A and Class B common stock purchase warrants.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 8 -  NOTE PAYABLE: LH ASSOCIATES (Continued)

Seniority and Security:
The Notes will be senior to any and all indebtedness of The Company except for a bank line currently being negotiated for up to $500,000 and will be secured substantially by all assets of the Company and its subsidiaries. At the option of the investor this may be waived. Notwithstanding the foregoing, Investor agrees to sign the appropriate subordination documents requested by the bank.

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

Less than $20m — 15% discounted
Less than $15m - 30% discounted
Less than $10m - 45% discounted

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

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
June 30, 2005

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Due Diligence Fee:	2% (two percent) of investment payable out of the escrow account upon closing.

The Company has valued the warrants granted at $882,103 using the Black Scholes model. The Company has valued the beneficial conversion feature of the note at $97,172. These amounts along with $19,725 have been presented as contra debt accounts. The value of the warrants, beneficial feature, other costs are being amortized to interest expense over the life of the loan. Amortization expense for the six months ended March 31, 2005 was $143,835. The net value of the note payable as of June 30, 2005 was $17,807.

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

Overview

IBSG International, Inc. ("IBSGI" or the "Company") is a holding company for two software subsidiaries: Intelligent Business Systems Group, Inc. ("IBSG"), a provider of turn-key digital service center software; and Secure Blue, Inc., a Sarbanes-Oxley and security software.

The IBSG offers enterprise solutions designed to enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations through the licensing of its unique turnkey digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform known as the Biz World Pro (copyrighted).

The Company’s other subsidiary, Secure Blue, Inc. provides, in management’s opinion, an economical Sarbanes-Oxley (SOX) compliant and security software called Secure Blue Pro. This product is targeted to small and mid cap public companies as well as private companies that work with public companies and must be in compliance with SOX as a result of working with a public company.
As software providers, system integrators and Application Service Provider, IBSG, Inc. and Secure Blue, Inc. generate their revenue from license sales, system modifications, and system support and a percentage of monthly customer fees. The typical IBSG/Secure Blue license agreement has a five-year term, but, being updated on an annual basis, has historically been renewed upon expiration (to date the Company has had only one licensee not renew, due to the expiration of the licensee's contract with their client).

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

Market for our products

The potential market for the BizWorld Data System includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises. The potential markets for Secure Blue are public companies required to establish internal control systems. The projected combined market size for both products is greater than $5 billion annually. No assurances can be made that such market shall be realized or result in profitability.

 The market for the BizWorld Data System includes state operated Small Business Development Centers, business organizations such as chambers of commerce, large corporations, and other entities which seek to help small and medium size businesses succeed. When Intelligent Business Systems Group, Inc. sells a master “host” license to a state Small Business Development Center or business associations (i.e. chambers of commerce), that entity can sell “sub-licenses’ to the other vertical markets in their respective states or markets, from which Intelligent Business Systems Group, Inc. may receive incremental revenue. This market represents a projected $2.5-$3.5 billion NOT including international application. No assurances can be made that such market shall be realized or result in profitability.

Small Business Development Centers

Many states operate Small Business Development Centers funded by a combination of US Small Business Administration and state resources. The purpose of these centers is to provide a range of assistance and training to the small and mid-size business sector. We currently have a license agreement with California’s small business development center system which has fifty regional offices, and an agreement with the state of Connecticut to install such a system for their 12 regional offices.

Fortune 1000 Corporations

Intelligent Business Systems Group, Inc. suggests that Small Business Development Centers seek to sell Corporate Sponsor subscription licenses to Fortune 1000 corporations for an average of $75,000/year. This license would provide the sponsor with unlimited access to the constituent pool of the Small business development centers small-mid size businesses of which a significant percentage are minority owned in order to facilitate the large corporation’s recruitment of small and minority owned businesses as vendors. The System platform permits end users to interact not only with these large corporations, but also among each other. Intelligent Business Systems Group, Inc. anticipates receiving 60% of all such licenses sold. To date no such sponsorship licenses have been sold.

Business Associations

Other business associations such as local chambers of commerce have membership or offer services to small and medium size businesses. We seek to license the BizWorld Data System to these organizations as a way of providing additional services and generate additional revenues. We currently are in the process of implementing a BizWorld Data System for The Knowledge Institute’s Virtual Business Incubator project called ‘myVBI” which will be offered to its more than 720,000 small business memberships.

Banking Institutions

Many major banking institutions maintain divisions specializing in providing banking services to small-to-medium sized businesses. These banks can add BizWorld access to their customers to encourage their use of the internet to grow their businesses, add another revenue stream to their own business services offerings, and create an excellent new communication tool whereby the bank can pursue enhanced revenue relationships for their existing service offerings.

Economic Development Projects

These markets reflect a combination of the above market needs. The BizWorld Data System can provide them with similar benefits and the ability to create multiple associations with the other markets in a similar fashion as previously described.

Foreign Markets

In 2004 we signed a license agreement with an agency of the country of Nigeria. We are positioning the product as a national solution for the support and development of the small to mid size business community and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business.

Secure Blue Markets

Secure Blue will be targeting small to mid size cap public companies. Because of the broad encompassing nature of the SOX legislation, any private company doing business with a public company must be SOX compliant for those records dealing with that business. This market represents a projected value of $3-$4 billion. The market for SOX solutions in the US is projected to grow to $6.9 billion in 2006. Secure Blue is currently targeting sales activity at small and mid-cap public companies with a market valuation of less than $75 million. This is a market sector largely ignored by other vendors. Also, in order for many public companies to ensure that they stay SOX compliant they are demanding that private companies doing business with them are also compliant with many of the major SOX requirements and in particular Sections 404 and 302 relating to internal controls on financial reporting. Currently in the US there are an estimated 10,000 small cap companies and over 100,000 private companies doing business with public companies. No assurances can be made that such market shall be realized or result in profitability.

International Markets

Many aspects of the Sarbanes-Oxley Act are to be incorporated into new European legislation later in 2005 and this will lead to rapid growth and a huge global market for SOX solutions well in excess of the US projection. Additionally, foreign companies doing business with US public companies will be required to be SOX compliant as well. It is our objective to establish Secure Blue in the US before expanding into European and Asian markets.

Sales & Market Strategy

 Intelligent Business Systems Group, Inc. current marketing effort primarily consists of “word of mouth” referrals from existing or potential customers, targeted prospect awareness campaigns, various conventions and trade shows and cold calling entities with resources and marketing research. The most effective and powerful marketing tool is the demonstration of the system and its comprehensive features. Demonstrations and contract negotiations are handled on a personal basis.

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
Secure Blue was launched in mid-April of 2005 and in May 2005 we began a series of online, live demos to potential channel partners (i.e. accounting and law firms, brokerage firms and potential end users). Our distribution strategy is to develop third-party channels through professional advisors to small/mid cap companies. These include investor relations firms, law firms, accountancy firms, compliance consultancies, corporate finance advisors, venture capital companies and other strategically important organizations. We are approaching these potential channel partners individually and demonstrating SOX Pro live online to create a dialogue leading to long-term business partnerships. We will continue to focus our sales activity on third-party channels until we are satisfied we can achieve significant traction in the market place. Our third-party channels will attack the end-user market through their existing client base.

In addition we will continue to promote and demonstrate SOX Pro to potential end-users where appropriate. In the longer term we will build a specialist direct sales team focused on specific target sectors within the small/mid cap market selling direct or providing qualified leads to our channel partners.

There can be no assurance that Secure Blue will be able to establish satisfactory channels of distribution for its product or that the product will generate success in the marketplace.

Marketing, Sales and Support

 We market our products primarily through direct contact of potential customers, referrals from existing customers or potential customers and conferences that are market specific. The key to the marketing of the various products is the ability under the BizWorld product to enable customers to act as channel partners through the ability to sell sub-licenses of the system and provide revenue generating digital service center to their customers. This makes us dependent on the efforts of our customers since we have no direct way to communicate with those parties which may be potential ultimate users of the BizWorld product.

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
Secure Blue will also seek to expand its marketing efforts to include marketing support for both channel partners and direct sales using PR, advertising, and direct marketing techniques, once the basic distribution infrastructure is in place. Our aims are to make SOX Pro the preferred SOX solution within the small/mid cap market, to prepare the marketplace for our channel partners and to generate good quality, qualified leads for the sales teams.

Customer Support

Our management believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn will enhance our reputation and generate repeat orders. In addition, we believe that customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts. Intelligent Business Systems Group, Inc. provides toll free and web site support. However, the first line of support is built into the systems through a self diagnostic feature which is enhanced by the system being capable of providing instructions to navigate a user error or auto report a potential system “bug” which is directed to the technical center’s program team which can correct the anomaly on-line and auto down load the correction to all systems.

Secure Blue believes that effective and speedy customer support is crucial to the long-term success of SOX Pro. As a mission-critical application, SOX Pro must be totally reliable and the support available must be of the highest order. We will be including 24/7 support as an integral part of the SOX Pro package with an ongoing annual fee of 20% of the first years license cost. Our team based in Florida will provide technical support for end users and channel partners

Research and Development

We believe that our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. Our management constantly requests and receives comments on desired functionality or system changes from not only the company’s customers but the customer’s, customer. Our management also intends to hold focus groups taking a sample population of customers and discussing in an open forum the potential revisions of the various systems.

Competition

Our management believes that we are the leading provider of digital commerce and management systems for small and medium businesses provided over the internet. However our products compete against a variety of individual software programs designed to provide similar functions for small and medium sized business users. Additionally, many digital commerce solutions are available to small businesses through established internet portals such as Yahoo. Many internet hosting providers help their customers set up e-commerce sites and provide software for such sites. Internet based service providers are increasingly targeting the small and medium business market. A wide variety of consultants market e-commerce solutions to small businesses and offer a more personalized service than are available through small business development centers.
The marketplace is full of so-called point products offering solutions to various elements of Sarbanes-Oxley compliance. Virtually all of these solutions are heavily biased in price and complexity toward the larger corporation. Secure Blue has a major cost advantage over the competition and is a more comprehensive SOX solution. We have built the solution on a comprehensive and proven security software solution and added sophisticated enhancements such as the PDA access for compliant and sub compliant officers to have access to data on activity of sensitive information. This provides our customer with the required base criteria of SOX which is a secure network with sophisticated functionality of SOX specific monitoring. The majority of the competition has established distribution infrastructures built on a range of existing and complementary products. We are confident that we can leverage the success of the other subsidiary, IBS Group, and their network. Once our third-party channel network is established we will focus on attempting take a significant share of the small-mid cap company market.

Results of Operations for the Three and Six Months ended June 30, 2005 and 2004

The Company maintained a conservative revenue recognition policy related to previously held contracts but has recognized new business or new licenses activated under previous contracts according to conservative recognition policies under GAAP. The Company reflected an increase in sales revenues for the three months ended June 30, 2005 to $1,330,937 compared to sales revenues for the three months ended June 30, 2004 of $838,074, an increase of $492,863. The Company reflected an increase in sales revenues for the six months ended June 30, 2005 to $2,439,481 compared to sales revenues for the six months ended June 30, 2004 of $838,074, an increase of $1,601,407. The Company had deferred revenues for the six months ended June 30, 2005 of $940,505 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three and Six Months ended June 30, 2005 and 2004

The Company had operating expenses of $937,172 for the three months ended June 30, 2005 compared to operating expenses of $767,333 for the three months ended June 30, 2004, an increase of $169,839, primarily as a result of the increase of general and administrative expenses. The Company had operating expenses of $1,775,129 for the six months ended June 30, 2005 compared to operating expenses of $4,142,155 for the six months ended June 30, 2004, a decrease of $2,367,026, primarily as a result of a decrease in stock based compensation and bad debt expense to a related party (Commerce, Inc.; see Note 3), offset by an increase of general and administrative expenses. The expenses we incurred in the quarter ended June 30, 2005, were primarily amortization of consulting services, stock based compensation, depreciation, bad debt expense and general and administrative expenses.

This reflects an operating profit for the three months ended June 30, 2005 of $109,537 and an operating profit for the six months ended June 30, 2005 of $323,020.

Liquidity and Capital Resources
We incurred cumulative operating losses through June 30, 2005 of $2,612,441. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The notes in the unaudited financial statements at and for the quarter ended June 30, 2005, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note 7 to the unaudited financial statements at and for the quarter ended June 30, 2005 describe the conditions which raise this doubt and management’s plans.

We addressed our capital requirements in March 2005 by sale of $1,000,000 of Senior Secured Convertible Notes (See Note 8 of the unaudited financial statement). We believe the proceeds of the notes as well as the cash we expect to generate from operations will enable us to meet our capital needs for at least the next twelve months except as disclosed below..

We currently expect to incur substantial expenditures in 2005 for the commercial introduction of Secure Blue’s software products, to revise our BizWorld Pro software to add additional functions and improve ease of use, and implementation and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The ultimate costs and benefits of these additional expenditures are not fully known. We may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

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
We currently have four (4) customers, the State of California, the Government of Nigeria, BuzGate, and the state of Connecticut. Our accounts receivable are as follows at June 30, 2005:

Corporate Affairs Commission (Nigeria)	$3,340,575
State of California	2,295,000
BuzGate	100,000
Connecticut	50,000
$5,785,575

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities And Small Business Issuer Purchases Of Equity Securities

In May 2005, the Company issued 2,000,000 shares of common stock for Board of Directors compensation for services for the entire year of 2005, part was recorded as an expense and part was deferred, valued at $0.20 per share, which was the closing price on the date of issue.

In June 2005, additional shares were issued due to a calculation error on the original shares issued in January 2005 for the pursuant to private placement for cash mentioned previously, the Company was required to issue additional shares of common stock to various parties because the closing price of the Company’s stock was not $1.00 at time of original SB2 filing. Accordingly, the Company issued an additional 619,009 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

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

B. Reports on Form 8-K

On February 13, 2004, the Company issued a press release and filed a Current Report on Form 8-K announcing the acquisition of its subsidiary, Intelligent Business Systems Group, Inc. In such press release and Form 8-K the Company stated that Intelligent Business Systems Group, Inc. "...commenced business in 1997, and is now in its sixth straight year of profitable operations..." On April 14, 2005, the announced that it had determined that this statement did not correctly report historic facts concerning its Intelligent Business Systems Group, Inc. subsidiary and filed an amendment to its Current Report on Form 8-K filed on February 13, 2004 to correct such statement. Intelligent Business Systems Group, Inc. was incorporated on January 9, 2003.

On April 14, 2005, the Company filed an Amendment dated April 14, 2005 to Subscription Agreement dated March 17, 2005 and Class A Stock Purchase Warrants in which the Company and the investors have agreed that 2005 gross revenues will include the Company’s reported sales and deferred revenues for such period in the calculation of any such discounted purchase price for the Class A Warrants. The Company and the investors have also agreed that the Closing Date of the transaction was March 25, 2005.
On April 14, 2005, the Company issued a press release reporting announcing the filing of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and certain results of its operations for such fiscal year.

On May 10, 2005, the Company announced that its subsidiary Secure Blue, Inc., will be launching online demonstrations of the latest version of its revolutionary Sarbanes-Oxley solution, SOX Pro, to potential resellers, brokers, small caps and medium caps commencing May 9, 2005.

On May 20, 2005, the Company announced an investor conference call that will take place at 4:15 PM Eastern Daylight Time, on May 23, 2005, where key management will discuss the results for this reported quarter, revenue and earnings guidance for the second quarter and the rest of the year, and the introduction of the Secure Blue.

On June 29, 2005, the Company announced certain material facts that were disclosed on its investor conference call, which was held on May 23, 2005.

On June 29, 2005, the Company announced that it has appointed Mr. Jeffery F. Willmott as a new board member, bringing the current board to four members.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on August 8, 2005.

IBSG INTERNATIONAL, INC.

Date: August 8, 2005	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: August 8, 2005	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer