Form 10QSB
period 2005-09-30
IBSG INTERNATIONAL INC
filed 2005-11-15
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747
(Address and Zip Code of Principal Executive Offices)
Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 14, 2005, there were 45,682,857 shares of the registrant's common stock outstanding.

IBSG INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

General

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

IBSG International, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$645,411
Accounts receivable	6, 508,279
Prepaids	151,442
Total Current Assets	7,305,132

Equipment, net	1,008,217

Other Assets
Prepaids	582,336
Debt issue costs	11,261
Deposits	2,780
Total Other Assets	596,377

Total Assets	$8,909,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$195,982
Accrued interest payable	37,781
Deferred revenue	980,968
Capital leases payable	4,777
Convertible promissory note payable, net	251,736
Total Current Liabilities	1,471,244

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized
45,682,857 shares issued and outstanding	46,772
Additional paid in capital	14,518,470
Accumulated deficit	(2,338,458)
12,226,784
Less: Deferred consulting	(4,788,302)
Total Stockholders' Equity	7,438,482

Total Liabilities and Stockholders' Equity	$8,909,726

IBSG International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Sales	$1,379,537	$1,017,147	$3,819,018	$1,855,221

Cost of Sales	119,162	4,388	321,842	15,368

Gross Profit	1,260,375	1,012,759	3,497,176	1,839,853

Operating Expenses
Amortization and Depreciation	77,066	123,956	231,633	294,539
Stock based compensation	351,724	511,101	1,150,619	3,635,603
Bonus shares expense	-	-	19,200	-
Bad debt expense	-	-	-	-
Bad debt expense - related party	-	-	9,007	-
Professional Fees	189,028	27,103	508,150	75,163
Salary/Wages	183,521	138,769	532,114	418,863
General and Administrative	54,443	9,501	207,670	717,337
Total Operating Expenses	855,782	810,430	2,658,394	5,141,505

Income (Loss) from Operations	404,594	202,329	838,782	(3,301,652)

Other Income (Expense)
Gain on debt settlement	-	-	52,317	-
Loss on extinguishment of debt - related party	-	-	-	(156,765)
Interest expense	(126,792)	$(3,905)	(294,096)	(32,155)
Total Other Income (Expense), net	(126,792)	(3,905)	(241,779)	(188,920)

Net Income (Loss)	$277,802	$198,424	$597,003	$(3,490,572)

Net Income (Loss) Per Share - Basic	$0.01	$0.01	$0.01	$(0.10)

Net Income (Loss) Per Share - Diluted	$0.01	$0.01	$0.01	$(0.10)

Weighted average number of shares outstanding during the period - Basic	46,585,740	36,098,130	45,686,791	35,903,892

Weighted average number of shares outstanding during the period - Diluted	49,477,301	36,098,130	45,686,791	35,903,892

IBSG International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$597,003	$(3,301,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	231,633	294,539
Amortization of debt discount costs	251,736
Bad debt expense		162,820
Loss on debt extinguishment		156,765
Recognition of deferred stock based consulting fee	940,842	-
Stock issued for services	535,114	3,599,902
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,893,204)	(3,005,075)
Contributed services by officers, directors, or shareholders	141,812
Prepaids	(726,803)	(23,069)
Deposits	(1,400)	(1,380)
Other Assets	(11,261)
Increase (decrease) in:
Accounts payable and accrued expenses	(142,742)	94,834
Accrued interest payable	37,781	-
Deferred revenue	(366,518)	1,177,280
Net Cash Used In Operating Activities	(406,007)	(845,036)

Cash Flows from Investing Activities:
Disbursement for loan - related party		(162,820)
Purchase of equipment	(10,689)	(102,522)
Advances to parent prior to consolidation	-	(185,513)
Net Cash Used In Investing Activities	(10,689)	(450,855)

Cash Flows from Financing Activities:
Proceeds from investment
Costs related to investment
Proceeds from convertible promissory note, net of issue costs	980,275	-
Repayments of related party borrowings	(238,960)	-
Payments on Notes Payable		(244,725)
Stock Offering Costs		(209,483)
Repayments of capital leases - principal portion	(7,203)	(8,566)
Proceeds from issuance of common stock, net of offering costs	319,575	1,786,555
Net Cash Provided by Financing Activities	1,053,687	1,323,781

Net Increase in Cash	$636,990	$27,890

Cash at Beginning of Period	8,421	5,559

Cash at End of Period	$645,411	$33,449

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
September 30, 2005

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
September 30, 2005

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
September 30, 2005

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

Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the nine months ended September 30, 2005 we activated 19 licenses for regional offices.

Our licenses for the Corporate Affairs Commission (Government of Nigeria) consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. In the period of January 1, 2005 to June 30, 2005, $1,020,000 was recognized on the balance of $1,020,000 that was deferred the prior period, leaving a deferred balance of $0.00. There was also $22,055 from the invoicing of the 1 year license was also recognized in the period ending June 30, 2005, leaving a deferred balance of $20,136.00 which was recognized in the 2nd quarter for the balance of the contract. A subscription fee for 35,000 businesses for the period of July 1, 2005 to September 30, 2005 of $630,000 was recognized.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005

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

Our licenses for the state of New Hampshire SBDC were sold for $40,000 for the first year which is a direct linkage to Buzgate. The Company recognizes 65% of the license fee or $26,000 as revenue upon the activation of the agreement. The balance of 35% is amortized on a straight line basis over a one year period. Under this arrangement, the Company will receive 60% instead of the standard 30% of all Subscription Fees.

Our licenses for the Veterans Corporation were sold for $40,000 for the first year license which is a direct linkage to Buzgate. The Company recognizes 65% of the license fee or $26,000 as revenue upon the activation of the agreement. The balance of 35% is amortized on a straight line basis over a one year period. Under this arrangement, the Company will receive 60% instead of the standard 30% of all Subscription Fees.

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
September 30, 2005

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

We currently have six (6) customers, the State of California, the Government of Nigeria, BuzGate, the state of Connecticut, the state of New Hampshire and the Veterans Corporations. This does not reflect sub-licenses of our customers. Our accounts receivable are as follows at September 30, 2005:

Corporate Affairs Commission (Nigeria)	$3,731,729
State of California	2,545,000
BuzGate	101,550
Connecticut	50,000
New Hampshire	40,000
Veterans Corporation	40,000

$6,508,279

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We recognized revenue of the following amounts for the nine months ended September 30, 2005:

Corporate Affairs Commission (Nigeria)	$2,364,327
State of California	1,282,413
BuzGate	83,367
Connecticut	36,911
New Hampshire	26,000
Veterans Corporation	26,000

$3,819,018

Deferred revenue consisted of the following at September 30, 2005:

Corporate Affairs Commission (Nigeria)	$644,373
State of California	278,874

BuzGate	16,632
Connecticut	13,089
New Hampshire	14,000
Veterans Corporation	14,000

$980,968

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

During the period ended September 30, 2005, the Company made cash payments of $243,648 on the notes payable to related parties.

The President of the Company is being compensated at $150,000 per the year ended December 31, 2004 and $180,000 for 2005. No formal employment agreement exists. The President of the Company contributed accrued salary of $120,000 to capital as of June 30, 2005. The President of the Company contributed $26,500 to additional paid in capital as of September 30,2005.

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
September 30, 2005

NOTE 4 -  EQUITY ISSUANCES (Continued)

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

In June 2005, additional shares were issued due to a calculation error on the original shares issued in January 2005 for the pursuant to private placement for cash mentioned previously, the Company was required to issue additional shares of common stock to various parties because the closing price of the Company’s stock was not $1.00 at time of original SB2 filing. Accordingly, the Company issued an additional 619,009 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.01 per share.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005

NOTE 4 -  EQUITY ISSUANCES (Continued)

In August 2005, the Company issued 40,000 shares of common stock for services rendered valued at $.124 per share which was the closing price on the date of issue.

In August 2005, the Company issued 45,000 shares of common stock for services, valued at $0.11 per share, which was the closing price on the date of issue.

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

NOTE 7 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2005 of $2,338,458. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005

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
September 30, 2005

NOTE 8 -  NOTE PAYABLE: LH ASSOCIATES (Continued)

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
September 30, 2005

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

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
September 30, 2005

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Class B Warrants:	The investors received Class B Warrants to purchase 322,581 shares. The Class B Warrants have a 180-day life post effective registration and an exercise price of $.26 per share.

Due Diligence Fee:	2% (two percent) of investment payable out of the escrow account upon closing.

The Company has valued the warrants granted at $882,103 using the Black Scholes model. The Company has valued the beneficial conversion feature of the note at $97,172. These amounts along with $19,725 have been presented as contra debt accounts. The value of the warrants, beneficial feature, other costs are being amortized to interest expense over the life of the loan. Amortization expense for the nine months ended September 30, 2005 was $251,736. The net value of the note payable as of September 30, 2005 was $251,736.

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

Overview

IBSG International, Inc. ("IBSGI" or the "Company") is a holding company for two software subsidiaries and one system development subsidiary: Intelligent Business Systems Group, Inc. ("IBSG"), a provider of turn-key digital service center software; and Secure Blue, Inc., a Sarbanes-Oxley and security software, Intelligent Business Systems Development, Inc. (IBSD) a provider of IT services

The IBSG offers enterprise solutions designed to enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations through the licensing of its unique turnkey digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform known as the Biz World Pro (copyrighted).

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

Foreign Markets

In 2004 we signed a license agreement with an agency of the country of Nigeria. We are positioning the product as a national solution for the support and development of the small to mid size business community and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. The Company continues its efforts to develop other international opportunites.

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

 Results of Operations for the Three and Nine Months ended September 30, 2005 and 2004

The Company maintained a conservative revenue recognition policy related to previously held contracts but has recognized new business or new licenses activated under previous contracts according to conservative recognition policies under GAAP. The Company reflected an increase in sales revenues for the three months ended September 30, 2005 to $1,379,537 compared to sales revenues for the three months ended September 30, 2004 of $1,017,147, an increase of $362,120. The Company reflected an increase in sales revenues for the nine months ended September 30, 2005 to $3,819,018 compared to sales revenues for the nine months ended September 30, 2004 of $1,855,221, an increase of $1,963,797. The Company had deferred revenues for the nine months ended September 30, 2005 of $980,968 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three and Nine Months ended September 30, 2005 and 2004

The Company had operating expenses of $855,740 for the three months ended September 30, 2005 compared to operating expenses of $810,430 for the three months ended September 30, 2004, an increase of $45,310, primarily as a result of the increase of general and administrative expenses. The Company had operating expenses of $2,650,417 for the nine months ended September 30, 2005 compared to operating expenses of $4,952,585 for the nine months ended September 30, 2004, a decrease of $2,302,168, primarily as a result of a decrease in stock based compensation and bad debt expense to a related party (Commerce, Inc.; see Note 3), offset by an increase of general and administrative expenses. The expenses we incurred in the quarter ended September 30, 2005, were primarily amortization of consulting services, stock based compensation, depreciation, bad debt expense and general and administrative expenses. This reflects an operating profit for the three months ended September 30, 2005 of $277,843 and an operating profit for the nine months ended September 30, 2005 of $597,043.

Liquidity and Capital Resources

We incurred cumulative operating losses through September 30, 2005 of $2,338,418. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The notes in the unaudited financial statements at and for the quarter ended September 30, 2005, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note 7 to the unaudited financial statements at and for the quarter ended September 30, 2005 describe the conditions which raise this doubt and management’s plans.

We addressed our capital requirements in March 2005 by sale of $1,000,000 of Senior Secured Convertible Notes (See Note 8 of the unaudited financial statement). We believe the proceeds of the notes as well as the cash we expect to generate from operations will enable us to meet our capital needs for at least the next twelve months except as disclosed below.

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

We currently have four (6) customers, the State of California, the Government of Nigeria, BuzGate, the State of Connecticut, the State of New Hampshire and Veteran Corporation. Our accounts receivable are as follows at September 30, 2005:

Corporate Affairs Commission (Nigeria)	$3,731,729
State of California	2,545,000
BuzGate	101,500
Connecticut	50,000
New Hampshire Veteran Corporation	40,000 40,000
$6,508,279
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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    In August 2005, the Company issued 40,000 shares of common stock for services rendered valued at $.124 per share which was the closing price on the date of issue.

    In August 2005, the Company issued 45,000 shares of common stock for services, valued at $0.11 per share, which was the closing price on the date of issue.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on November 14, 2005.

IBSG INTERNATIONAL, INC.

Date: November 14, 2005	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: November 14, 2005	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer