Form 10KSB
period 2005-12-31
IBSG INTERNATIONAL INC
filed 2006-04-07
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |_|

The issuer’s revenues for the fiscal year ended December 31, 2005 were $7,651,064.

The number of shares outstanding of the issuer’s common stock as of April 5, 2006 was 69,056,194 shares. The aggregate market value of the common stock of 59,996,194 shares held by non-affiliates, based on the closing price of the common stock on the over the counter market as of April 6, 2006 was $8,699,448.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]

PART I

Item 1. Description of Business

Business Development

The Company was originally incorporated on June 18, 1996, under the laws of the State of Florida under the name Celebrity Steakhouses, Inc. The Company changed its corporate name to Deerfield Financial Services, Inc. effective October 28, 1996. On January 31, 1998, Deerfield acquired all of the outstanding stock of Optical Concepts of America, Inc., a Delaware corporation, which was formed on April 30, 1996, under a Stock Purchase Agreement in exchange for 750,000 shares of common stock of Deerfield. Prior to the acquisition, the Company had not commenced any active business operations. The Company adopted the corporate name of Optical Concepts of America, Inc. on July 6, 1998 and was engaged in the development, design and marketing of a collection of fashionable prescription eyeglass frames as well as a line of upscale, ready-to-wear, non-prescription reading eyewear until the end of 2000 when it divested this business. Since that time until February 2004 the company redirected its efforts and limited resources to seeking potential new business opportunities or business transactions with other companies.

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

Our Business
IBSG International, Inc. is a holding company for three software subsidiaries: Intelligent Business Systems Group, Inc. (IBSG), a provider of turn-key digital service center software; Secure Blue, Inc., a Sarbanes-Oxley and security software solution provider, and Intelligent Business Systems Development (IBSD), a software development, maintenance and data storage company.

IBSG offers enterprise solutions designed to enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations by licensing its unique turnkey digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform known as the Biz World Pro (copyrighted).

Secure Blue, Inc. provides a robust economical Sarbanes-Oxley (SOX) compliance and security software suite, Secure Blue SOX Pro. It is targeted at small and mid cap public companies as well as private companies requiring SOX compliance to enable them to continue working with public companies.

As software providers, system integrators and Application Service Providers, IBSG, Inc. and Secure Blue, Inc. generate revenue from license sales, system modifications, systems support, and a percentage of monthly customer fees. The typical IBSG/Secure Blue license agreement has a five-year term which is updated on an annual basis and almost invariably renewed upon expiration; to date the company has had only one licensee not renew, due to the expiration of the licensee's contract with another party.

IBSD, Inc. will provide ongoing support of International’s other subsidiaries, IBS Group and Secure Blue. The company provides development, system support and secure data storage, and maintains offices in the US and India.

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

 The market for the BizWorld Data System includes state operated Small Business Development Centers, business organizations such as chambers of commerce, large corporations, and other entities which seek to help small and medium size businesses succeed. When Intelligent Business Systems Group, Inc. sells a ”Master” license to a state Small Business Development Center or business associations (i.e. chambers of commerce), that entity can sell “sub-licenses’ to the other vertical markets in their respective states or markets, from which Intelligent Business Systems Group, Inc. may receive incremental revenue. This market represents a projected $2.5-$3.5 billion NOT including international application. No assurances can be made that such market shall be realized or result in profitability.

Small Business Development Centers (SBDCS):
All states operate Small Business Development Centers funded by a combination of US Small Business Administration and state resources. The purpose of these centers is to provide a range of assistance and training to the small and mid-size business sector. We currently have a license agreement with California’s small business development center system which has fifty regional offices, and an agreement with the state of Connecticut to install such a system for their 12 regional offices. There are an additional 11 states processing proposals or Letters of Intent.

Fortune 1000 Corporations:
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

Foreign Markets
In 2005 we signed a license agreement with IDC of South Africa. In 2004 we signed a license agreement with an agency of the country of Nigeria. We are positioning the product as a national solution for the support and development of the small to mid size business community (SMEs) and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. The IDC license was signed in conjunction with BAE Systems, who agreed through their “off set”program to provide funds to the IDC for the license fees. BizWorld Pro provides an economic development platform for the SME market and qualifies as an “off set” program. Similar projects are under consideration in several other regions around the world where BAE Systems is fulfilling it’s “off set” contract requirements. Other multi national corporations have similar requirements and the Company intends to position itself as a preferred vendor for off set programs world wide. Additionally, the Company intends to develop an international digital commerce platform for the SME markets globally and open trade between the United States and other regions of the world.

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

Secure Blue was launched in mid-April of 2005 and in May 2005 we began a series of online, live demos to potential channel partners (i.e. accounting and law firms, brokerage firms and potential end users). Our distribution strategy is to develop third-party channels through professional advisors to publicly traded companies. These include investor relations firms, law firms, accountancy firms, banks, compliance consultancies, corporate finance advisors, venture capital companies and other strategically important organizations. We are approaching these potential channel partners individually and demonstrating SOX Pro live online to create a dialogue leading to long-term business partnerships. We will continue to focus our sales activity on third-party channels until we are satisfied we can achieve significant traction in the market place. Our third-party channels will attack the end-user market through their existing client base.

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

IBSD is currently developing a range of sub contracting opportunities to develop customized business solutions. Work will be conducted in the US as well as India on a range of projects. Some of the projects are customization orders projected to come from existing clients of IBSG and Secure Blue.

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

IBSD will employ several consultant services to secure independent programming contracts. The company will also employ a small force of business developers to develop direct business for the company. Most of IBSD’s revenue will be derived from sub contracting opportunities in the areas of maintenance, hosting and support for IGII’s other subsidiaries.

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

Secure Blue believes that effective and speedy customer support is crucial to the long-term success of SOX Pro. As a mission-critical application, SOX Pro must be totally reliable and the support available must be of the highest order. We will be including 24/7 support as an integral part of the SOX Pro package with an ongoing annual fee of 20% of the first years license cost. IBSD’s technical teams in the US and India will provide 24X7 support and will alternate between time zones to ensure continuous support coverage for end users and channel partners

Research and Development

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

Competition
Our management believes that we are the leading provider of digital commerce and management systems for small and medium businesses provided over the internet. However our products compete against a variety of individual “niche” competitors that offer software programs designed to provide parts of the digital platform functions for small and medium sized business users. Examples are packages that provide the ability to create a web site or a package that provides RFP assistance. NONE of the niche competitors offer a single platform with the extensive functionality of the Platform . Attempts at integrating these separate softwares are in operable at times, expensive and fall far short of the integrated platform of BizWorld Pro. Additionally, many digital commerce solutions are available to small businesses through established internet portals such as Yahoo. Many internet hosting providers help their customers set up e-commerce sites and provide software for such sites. Internet based service providers are increasingly targeting the small and medium business market. The marketplace is full of so-called point products offering solutions to various elements of Sarbanes-Oxley compliance. Virtually all of these solutions are heavily biased in price and complexity toward the larger corporation. Secure Blue has a major cost advantage over the competition and is a more comprehensive SOX solution. We have built the solution on a comprehensive and proven security software solution and added sophisticated enhancements such as the PDA access for compliant and sub compliant officers to have access to data on activity of sensitive information. This provides our customer with the required base criteria of SOX which is a secure network with sophisticated functionality of SOX specific monitoring. The majority of the competition has established distribution infrastructures built on a range of existing and complementary products. We are confident that we can leverage the success of the other subsidiary, IBS Group, and their network. Once our third-party channel network is established we will focus on attempting take a significant share of the small-mid cap company market.

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

Patents, Trademarks and Licenses

        The Company currently relies upon a combination of trademark, copyright, and trade secret laws and contractual provisions to protect proprietary rights in its products. Both the intellectual property being sold by the Company’s subsidiaries, IBS Group and Secure Blue, are copyright and Trade mark protected and owned by the Company. The source code for the Company’s products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s products or technology without authorization. In addition, the laws of various countries in which the Company’s products may be sold may not protect the Company’s products and intellectual property rights to the same extent as the laws of the United States. Because the software industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology. There can be no assurance that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology.

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

Personnel

        As of March 15, 2006 the Company, including all subsidiaries had a total of 26 employees, 6 of which were engaged in marketing, sales and related customer support services, 15 were in research and development, and 5 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel is intense in the software industry. There can be no assurance that the Company will retain its key managerial and technical employees. The Company’s failure to attract, assimilate or retain highly qualified sales, technical and managerial personnel could materially adversely affect the Company’s business. None of the Company’s employees are represented by a labor union. The Company has never experienced any work stoppages. None of our employees has a written employment agreement.

Item 2. Description of Property

The Company leases offices in Celebration, Florida from an independent realtor. The square foot space leased is approximately 4,000 square feet. The term of the lease is 42 months and terminates May 18, 2007. The monthly rent is $5057.00 per month. The Company also maintains approximately 2,000 square feet of shared space in London, United Kingdom on a month by month basis for approximately $1,100 per month. The company leases a corporate office in Las Vegas. The terms are a month to month lease. The monthly rent is $595 per month.

Item 3. Legal Proceedings

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no submissions of matters to security holders in the fourth quarter 2005.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

Common Stock

         Our common stock is quoted on the NASD OTC Bulletin Board under the symbol “IGII”. The following is the range of high and low closing prices for our common stock for the periods indicated:
PERIOD	HIGH	LOW
January 1, 2004 - March 31, 2004	$1.70	$0.62*
April 1, 2004 - June 30, 2004	$1.01	$0.34*
July 1, 2004 - September 30, 2004	$0.65	$0.28*
October 1, 2004 - December 31, 2004	$0.75	$0.36*
January 1, 2005 - March 31, 2005	$0 .69	$0.20
April 1, 2005 - June 30, 2005	$0..28	$0.12
July 1, 2005 - September 30, 2005	$0.24	$0.07
October 1, 2005 - December 31, 2005	$0.29	$0.13
*Post reverse split

                As of March 15, 2006 there were approximately 331 holders of record of our common stock.

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

Item 6. Management’s Discussion And Analysis Or Plan Of Operation
Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the recognition of revenue based on the most astringent guidelines of GAAP in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with any future changes in GAAP regarding recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this annually report on Form 10-KSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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
This software is currently in development and has not been released for sale. No revenue was generated by Secure Blue in 2005.

IBSD, Inc. will provide ongoing support of International’s other subsidiaries, IBS Group and Secure Blue. The company provides development, system support and secure data storage, and maintains offices in the US and India.

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

We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee in some cases and can be delivered at any time after the license has been conveyed. The on-line training (Virtual Trainer) is included at the time the license is conveyed and is available for every page in the System. No formal training on System use is required or provided. Trainign is generally restricted to System administration training. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. The revenue recognition policy is as follows; 65% of the year one license recognized upfront to cover the costs related to the installation, testing, training and the initial investment/purchase of the license of the System. This revenue is recognized in month one. The original agreement on the purchase of the license of System was to be paid within a payment schedule over a period of time in order to recoup implementation costs. It was agreed that on an average taking 65% license fee would cover this cost, the initial expenses of the employees’ time on business development which includes assisting the customer with public awareness and providing initial marketing assistance and guidance in developing a list of prospect sub-license candidates as well as presentation assistance for the same and initial profit for the license sale. The balance in deferred would be maintenance costs for the remainder of the first year and gross profit. The average contract length is five years. As stated in paragraph 27 of SOP 97-2, the customer intends to utilize the system over that period of time as an integral part of their overall operation and as such can continue to be reflected as fixed or determinable. The length of time that a customer is projected to bring invoices current is 12 months and believed to be atypical for these types of contracts but is expected by management to reduce in time to no more then 9 months to be brought current at such time as our receivables become part of the customers’ accounts payable system. Based on paragraph 28 of SOP 97-2, our contracts are generally long term (greater then 12 months and payments on invoices are not expected to be longer than 12 months, the fee is therefore recognized as fixed and determinable as set forth in paragraph 28.

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

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. Delivery is considered to occur when the customer is given internet access to the licensed software or in the case where the Company is hosting the system, the system has been installed a Company server. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. The possibility of cancellation is considered “remote” as stated in paragraphs 33, of SOP 97-2. As directed per paragraph 33, no contingency for cancel ability is required. Therefore there are no funding clauses in our agreements and therefore the Company has not adopted any accounting policies for such conditions. If, in the future, such clauses are added to any license agreements, the Company will develop the appropriate policies as described in paragraphs 32 and 33 of SOP 97-2.
Probable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. Additional consideration is given to the type of customer. Most of our customers are government or quasi-government agencies and are thus considered low collection risk although payments could take as long as 12 months to be brought current by the customer due to the slow pay nature of such entities. As stated in paragraph 27 of SOP 97-2, the customer intends to utilize the system over that period of time as an integral part of their overall operation and as such can continue to be reflected as fixed or determinable. The length of time that a customer is projected to bring invoices current is 12 months and believed to be atypical for these types of contracts but is expected by management to reduce in time to no more then 9 months to be brought current at such time as our receivables become part of the customers’ accounts payable system. Based on paragraph 28 of SOP 97-2, our contracts are generally long term (greater then 12 months and payments on invoices are not expected to be longer than 12 months, the fee is therefore recognized as fixed and determinable as set forth in paragraph 28. Late payments and interest can be assessed based on unpaid balances on a monthly basis. Contracts do not include Rights of Return. . Because the nature of all current contracts are with government entities, law prohibits these entities from not making payment when funds have been approved and allocated for the license agreement They do include cancellation clauses available to both parties for material breaches of contracts.

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

In 2005 we recognized revenue of $7,651,064 based on the foregoing revenue recognition policies and deferred revenue of $1,256,422.

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

Value of long lived assets including purchased software. We capitalize and amortize the costs incurred in acquiring and developing our software products. The Company follows the provisions of SFAS No. 142 and reviews long-lived assets and identifiable tangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. We are required to evaluate the carrying values of our long lived assets and may be required to reduce the value in the event we determine that the value is impaired from the current carrying amount based on our estimate as to whether or not the carrying amount of a long-lived asset is recoverable from our estimate of its undiscounted cash flows. The estimates that we make regarding the future revenue we will receive from such assets will impact the whether we will be required to recognize an impairment of such assets and the amount of any impairment. There were no impairment charges in 2005.

Valuation of services paid for with common stock. Issuances of common stock for services are accounted for based on the fair value of the consideration received or the fair value of the shares issued, whichever is a more reliable measure. We valued such issuances on the market value of our common stock at the time of authorizing such share issuances which we considered to be the more reliable measure. We recognized $1,802,581 of expense in 2005 for the shares issued to the consultants and expect to recognize the balance of the expense, amounting to $4,731,697 over the remaining life of the consulting agreements. We recognized $1,647,466 in compensation expense in 2004 for the 2,267,104 shares issued for services already received. We will review our estimates of the value of the future services to be received under such consulting arrangements against the unamortized value of the shares and may accelerate the recognition of compensation expense if indicated.

Results of operations - Year ended December 31, 2005 and 2004

Revenue

 We achieved revenue of $3,295,014 in 2004. We recorded revenue of $7,651,064 in 2005. Such revenue consisted of license fees, subscription fees and customization fees related to our BizWorld Data System software from three customers. We deferred revenue from our other customers for the BizWorld Data System until cash is received in accordance with our revenue recognition policies. The increase of revenue for 2005 was due primarily to an additional contract with Industrial Development Corporation a South Africa Initiative. This revenue was achieved in the last quarter of 2005. The Company had listed revenue from three other clients in prior quarters 2005. However, the revenue on these contracts was later determined that it could not be recognized in 2005. The revenue was therefore reversed out for the year 2005.

Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the year ended December 31, 2005 we activated 55 licenses for regional offices as compared to 2004 of which 33 licenses were activated. The Company recognized $2,999,840 of revenue in 2005.

Our licenses for the Government of Nigeria consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. 5) Second year license maintenance fees from June 1, 2005 through June 1, 2006 was $62,500 of which $53,641 was recognized through December 2005 and the balance of $8,859 was deferred for 2006. 6) A subscription fee for 35,000 businesses for the next nine months which is being recognized on a straight line basis for the period from of March 1, 2005 through December 2005. See subsequent events regarding sale of CAC asset.

Deferred Revenue

Deferred revenue is comprised of the unrecognized revenue related to unearned license fees, support contracts and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2005 was $1,256,422 as compared to $1,347,486 of deferred revenue at December 31, 2004. The Company deferred revenues are as followed at December 31, 2005:

Corporate Affairs Commission (Nigeria)	$8,859
State of California	185,063
Industrial Development Corporation -South Africa Initiative	1,062,500
$1,256,422

Cost of Sales

Cost of Sales was $410,726 in 2005 approximately 5% of revenues. Cost of Sales was $223,293 in 2004.Cost of sales is the amortization and depreciation of the software assets. The Company has determined that the amount of salaries responsible for the installation and maintenance which would be allocable into cost of sales would be approximately $1,500 for the year ended December 31, 2005. The Company has determined that this amount is immaterial. The reason for the increase of cost is due to Secure Blue software was amortized over the entire year for 2005, whereas in 2004 it was only amortized over half of the year.

Services paid for with common stock

Stock-based compensation was $1,802,581 in 2005 arising out of the issuance of common stock as compensation for services received and to be received, along with Bonus Shares. The Company at the December 31, 2005 had $4,731,697 of prepaid expenses on its books relating to the stock-based compensation.

Amortization and depreciation

Amortization and depreciation expense was $39,685 for 2005. We recognized amortization and depreciation expense on our furniture, fixtures and equipment.

Bad debt expense

 Bad debt expense was $9,007 in 2005 and $171,072 in 2004.

General and Administrative Expense

               General and administrative expenses were $1,630,917 in 2005 and $1,139,555 in 2004. General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional services and other general corporate costs. General and administrative expenses show an increase in 2005 primarily due to staff size.

Loss on extinguishment of related party debt

       The company had no loss relating to extinguishment of related party debt in 2005.  In 2004 we had a loss of $156,765 from extinguishment of related party debt.

Interest

Interest expense was $456,251 in 2005 and $38,876 in 2004.

Net Income (Loss)

The Company reported a net income of $2,505,196 in 2005 and a net loss of $2,361,485 in 2004.

Liquidity and Capital Resources
We incurred cumulative operating losses through December 31, 2005 of $232,327. In 2005 revenues were sufficient to cover the Company’s operating costs and to allow it to continue as a going concern in future periods. The Company was able to increase its current assets from $4,630,471 in 2004 to $12,552,268 in 2005. Accounts receivable accounted for part of this increase. The cash position of the Company also improved in 2005 to $1,297,449 from $8,421 in 2004.

We currently have four (4) major customers, Knowledge Institute, the State of California, the Government of Nigeria, and IDC of Johannesburg. Our accounts receivables from these major customers are as follows at December 31, 2005:

Corporate Affairs Commission (Nigeria)	$3,731,729
State of California	2,632,500
Industrial Development Corporation - South Africa Initiative	4,250,000
Knowledge Institute	1,550
$10,615,779

Obligations and Commitments

The following table reflects our contractual obligations and other commercial commitments as of December 31, 2005. This table does not include trade payables and other operating expenses not subject to written commitments such as salaries.

Payments Due By Period as of December 31, 2005
Total	Less Than 1 Year	1-3 Years	4-5 Years
Debt	$337,819	$337,819	$0.0
Capital Leases	$14,086	$10,086	$4,000
Total Contractual Obligations	$351,905	$347,905	$4,000

This does include the Company’s Senior Secured Convertible Notes in the amount of $1,000,000 issued in March 2005.

Off Balance Sheet Arrangements

Our only significant off-balance sheet arrangements relate to operating lease obligations for $351,905 which is included in the foregoing table of obligations and commitments.

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

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

BUSINESS RISKS

WE HAVE ACHIEVED PROFITABLE OPERATIONS BUT MAY NOT BE PROFITABLE IN THE FUTURE.

We incurred a net income of $2,505,196 in 2005 and a net loss of $2,361,485 in 2004. Our revenues are currently greater than our expenses. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

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

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES YOUR EVALUATION OF OUR BUSINESS DIFFICULT.

We acquired our BizWorld Data System software and began servicing licensees of such software in 2003. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks include:

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

LOSS OF A MAJOR CUSTOMER WOULD SUBSTANTIALLY HARM OUR OPERATING RESULTS.

Substantially all of our revenue comes from three customers, all of whom are governmental entities. Loss of either of such customers would substantially harm our operating results.

OUR SOFTWARE PRODUCTS MAY NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE.

We cannot assure you that our current or new products will prove sufficiently attractive to our clients and potential clients to enable us to reach a sufficient level of sales to generate net income and positive cash flows.

REDUCED FUNDING OF SMALL BUSINESS DEVELOPMENT CENTERS MAY ADVERSELY AFFECT OUR REVENUES

Our BizWorld Data System product is designed to enhance the operating efficiency and create revenue for State Small Business Development Centers (SBDCs). The SBDCs represent a core potential customer market for the System. These organizations are dependent upon funding from state and Federal governmental sources. Reduced funding to these organizations may force them to cease being our customers or reduce the possibility of our acquiring additional small business development centers in the future.

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

OUR BUSINESS IS DEPENDENT IN PART ON THIRD PARTY LICENSEES WHOM WE DO NOT CONTROL.

We provide our BizWorld Data System to certain licensees on a revenue sharing basis whereby we receive a percentage of the revenue generated by our licensees from end users of the product. If these licensees are not successful in developing end users who pay for use of the product then we will not receive the revenues we expect from these arrangements.

OUR BUSINESS AND OPERATING RESULTS WILL SUFFER IF OUR SYSTEMS OR THE INTERNET FAIL, BECOME UNAVAILABLE OR PERFORM POORLY SO THATCURRENT

OR POTENTIAL USERS DO NOT HAVE ADEQUATE ACCESS TO OUR PRODUCTS OVER THE INTERNET.

Our BizWorld Data System software is generally accessed by end users over the internet. Our ability to provide our products and services to our customers and operate our business depends on the continued operation of our information systems and the internet. A significant or repeated reduction in the performance, reliability or availability of our information systems or the internet could harm our ability to conduct our business, and harm our reputation and ability to attract and retain customers.

OUR INTERNATIONAL OPERATIONS EXPOSE OUR BUSINESS TO ADDITIONAL RISKS.

A significant portion of our 2005 revenue was derived from a customer in Nigeria and in South Africa. This may involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations, political instability and difficulty in collection of receivables.

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

WE MAY HAVE SOME CASH FLOW PROBLEMS IF THE ACCOUNTS RECEIVABLE ARE NOT PAID IN A TIMELY MANNER.

The majority of our clients are governmental entities. The funds for these projects have been allocated for all invoices. However, governmental entities can be slow in making their payments. Although the Company maintains the position that these revenues are fixed and determinable due to the legal requirements of government entities, this may involve risks of providing for additional capital to operate the Company until the payments are received.

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

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2005 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 8A Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2005.

Item 8B Other Information

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the directors and officers of the Company.
NAME	POSITION
Michael Rivers, PhD	President, CEO and Director
Geoffrey Birch	DirectorTreasurer
Jeffrey Willmott	Director

Dr. Michael Rivers has been our CEO and director since November 15, 2003. Dr. Rivers has served as CEO and Director of Intelligent Business Systems Group, Inc. since May of 2003. He was President and director of Commerce, Inc. from August 1997 to March 2003 (on leave from September of 2002).

Mr. Geoffrey Birch has been Treasurer and a director of the Company since November 2003. Mr. Birch was in pharmaceuticals for over 30 years which included manufacturing and distribution. Mr. Birch grew his company until it was purchased by Pfizer in the mid 1990s. Mr. Birch is a board member for several UK Venture capital firms including one he is chairman of, Sylvrey Ltd. These firms primarily invest in young companies with growth potential in the areas of technology.

Mr. Jeffrey Wilmott has been a director of the Company since July 2005. Mr. Wilmott is a versatile senior executive successful in diverse industries and cultures, both domestic and international, with an emphasis on large-scale business development. Leadership responsibility for directing businesses and staff while maintaining focus on top-line growth and paths to profitability. Broad exposure to both services and products in Fortune 500 and fast-growing mid-tier companies. Known for creating and maintaining high-level client networks.

Our directors are elected for a one-year term at our annual shareholders’ meeting. Vacancies may be filled by the Board of Directors until the next annual meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 received by the Company, transactions involving the Company and review of stockholder records, the Company believes, during the fiscal year ended December 31, 2004, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

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

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. Such code was filed as Exhibit 14 to Form 10-KSB filed March 21, 2004.) and is available to shareholders at no charge from the Company at, 1132 Celebration Blvd., Celebration, FL 34747.  Audit Committee Approval of Auditor

 The Board of Directors accepted the proposal of HJ & Associates, LLC for the 2005 audit and elected to continue to retain their services.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

        The following table summarizes compensation paid to the Company’s president/chief executive officer in 2005 (the “named executive officers”) as well as his compensation in 2004. No other officer received compensation of $100,000 in any such year.
Annual Compensation			Long Term Compensation Awards
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Michael Rivers,	2005	$193,770
President, CEO	2004	$150,000	0	0	0	0	0	0

Dr. Rivers was appointed CEO of IBSG International as of November 17, 2003 and the salary reported is prorated through December 31, 2003. All of Dr. Rivers’s salary is currently deferred and $100,000 of his 2004 salary was waived and contributed to the capital of the Company. All of Dr. Rivers’s salary is currently deferred and $120,000 of his 2005 salary was waived and contributed to the capital of the Company.

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

On January 15, 2004, the Company issued 3,075,000 shares of common stock to consulting companies controlled or represented by Geoffrey Birch’s wife, the Company’s Chief Financial Officer and a director. These shares were valued at $1.28 per share and were set up as deferred compensation. The deferred compensation of $3,936,000 is being amortized on a straight line basis of 6 years based on the consulting contracts.

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
Name of Shareholder	Shares Beneficially Owned	Percent of Class
M&K Trust (1)	8,010,000	12.4
Geoffrey Birch (2)	3,167,104	5.9
Jeffrey Wilmott	50,000	*

All directors and executive	11,227,104	18.3
officers as a group (3 persons)

* Less than 2%

        (1)        Represents shares owned in the name of M&K Trust, a trust established in April of 2001 for the benefit of Michael Rivers’ children and wife, Kim Rivers. Kim Rivers is the trustee of the trust and exercises sole voting and investment power with respect to such shares. Dr. Rivers disclaims any beneficial interest in such shares.        (2) Represents shares owned in the name of Mr. Birch’s shares are owned by Sylvrey, LTD and Tamarinada Ventures LTD of in Guernsey, UK.

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
Plan Category	Number of securities to be issued upon exercise of outstanding options/warrants (a)	Weighted- average exercise price of outstanding options/warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by
security holders	0	--	0

Equity compensation plans not approved
by security holders(1)	1,475,000	$1.10	0
Total	1,475,000	$1.10	0

(1)	Represents warrants to purchase our common stock issued to a consultant for financial public relations services valued at $216,366.

Individual equity compensation arrangements approved by board of directors.

The following issuances of common stock in 2005 were approved by the Company’s Board of Directors. Except as indicated, these issuances were not to directors, officers or 10% holders. Reference is made to Note 5 to the Financial Statements included in this report for further information concerning these issuances.

Shares issued for cash	16,779,284
Shares issued for services	588,249
Shares issued for bonuses	70,000
Shares issued for board member services	2,095,000
Shares issued for price guarantee	3,196,123
Shares issued for debt ext	40,000

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

The President of the Company waived the right to receive $120,000 of his 2005 salary which has been accounted for as a contribution to the Company’s capital. The President of the Company also contributed $26,500 to the Company in 2005.

Item 13. Exhibits and Reports on Form 8-K

(a)     Exhibits

        The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request to Michael Rivers, IBSG International, 1132 Celebration Blvd., Celebration, FL 34747

Exhibit Number           Description
3.1	Articles of Incorporation, as amended. Incorporated by reference to exhibit 3(i) to the Company's Form 10-SB/12g filed on March 27, 2002.

3.2	By-laws, as amended. Incorporated by reference to exhibit 3(ii) to the Company's Form 10-SB/12g filed on March 27, 2002.

10.1	Stock Purchase Agreement. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on November 21, 2003.

10.2	Promissory Note dated November 10, 2003. Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (file no. 333-119903).

10.3	Note Modification Agreement dated June 2004. Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 (file no. 333-119903).

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        HJ & Associates, LLC (“HJ&A”) has audited the Company’s financial statements annually since 2003.   Fees related to services performed by HJ&A in 2005 and 2004 were as follows:
	2005	2004
Audit Fees (1)	$42,159	$59,500
Audit-Related Fees
Tax Fees (2)

All Other Fees (3)	$3,430	$ 8,995

Total	$45,589	$68,495

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to Registration Statement Reviews and Comments.

The Board of Directors has reviewed and discussed with the Company’s management and auditors the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-KSB for the Company’s 2005 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on April 6, 2006.

IBSG INTERNATIONAL, INC

Date: April 7, 2006	By:	/s/ Michael Rivers

President

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Michael Rivers	President and Director ( Principal	April 7, 2006
Executive Officer)

/s/ Jeffery Wilmont	Director	April 7, 2006

/s/ Geoffrey Birch	Director, Treasurer (Principal	April 7, 2006
Accounting Officer)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
IBSG International, Inc. and Subsidiaries
Celebration, Florida

We have audited the accompanying consolidated balance sheet of IBSG International, Inc. and Subsidiaries at December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBSG International, Inc. and Subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with United States generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2004. This action was taken as a result of an incorrect amortization time for the deferred consulting services contracts. Adjustments have been made to correct this error.

HJ & Associates, LLC
Salt Lake City, Utah
April 1, 2006

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS
December 31, 2005
CURRENT ASSETS
Cash	$1,297,449
Accounts receivable	10,638,379
Prepaid expenses	616,440

Total Current Assets	12,552,268

FURNITURE, FIXTURES AND SOFTWARE, NET (Note 3)	922,371

OTHER ASSETS
Deposits	1,400
Debt Issue Costs	9,091
Deferred Consulting Services	4,731,697
Total Other Assets	4,742,188

TOTAL ASSETS	$18,216,827

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
December 31, 2005
CURRENT LIABILITIES
Accounts payable and accrued expenses	$873,687
Accrued Interest Payable	55,425
Deferred revenue (Note 2)	1,256,422
Capital leases payable	14,086
Convertible promissory note payable, net	395,890

Total Current Liabilities	2,595,510

TOTAL LIABILITIES	2,595,510

COMMITMENTS AND CONTINGENCIES (Note 6)	--
STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 60,398,858 shares issued and
Outstanding	60,399
Additional paid-in capital	15,794,055

Accumulated deficit	(233,137)

Total Stockholders' Equity	15,621,317

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$18,216,827

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
	For the years ended December 31,
	2005	2004 (Restated)
REVENUES	$7,651,064	$3,295,014

EXPENSES
Cost of Sales	410,726	223,293
Services paid for with common stock	1,802,581	1,450,338
Amortization and depreciation	39,685	30,757
Bonus shares expense	19,200	2,445,843
Bad debt expense - related party	9,007	171,072
Professional Fees General and administrative expenses	717,052 1,630,917	-- 1,139,555

Total Expenses	4,629,168	5,460,858

Income (Loss) from operations	3,021,896	(2,165,844)

OTHER EXPENSES
Loss on extinguishment of related party debt	--	(156,765)
Interest expense	(456,251)	(38,876)
Loss on extinguishment of an asset	(8,266)	--
Gain on debt	52, 317	--
Tax provision	(104,500)	--
Total Other Expenses	(516,700)	(195,641)

Income (Loss)	$2,505,196	$(2,361,485)

BASIC Income (Loss) PER SHARE	$.06	$(0.07)
BASIC Income (Loss) PER SHARE Diluted	$ .05	--
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,841,613	32,399,692
WEIGHTED AVERAGE NUMBER OF	48,370,611	--
SHARES OUTSTANDING Diluted

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Payable	Deficit

Balance, December 31, 2003	15,000,000	15,000	(5,000)	--	(376,848)

Recapitalization	5,978,772	5,979	67,531	112,000	--

Common stock issued for cash	4,660,402	4,660	1,825,794	(112,000)	--

Common stock issued for stock offering costs	843,132	843	823,566	--	--

Stock offering costs	--	--	(824,406)	--	--
Common stock issued for services	333,000	333	172,497	--	--

Common stock issued for bonus shares	2,267,104	2,267	2,443,576	--	--
Common stock issued for deferred compensation	6,372,792	6,373	6,981,040	--	--
Common stock issued for extinguishment of related party debt	1,500,000	1,500	673,500	--	--

Common stock issued for assets	650,000	650	363,350	--	--

Cash received for shares issued in 2005	--	--	--	59,500	--
Fair value of warrants granted for services rendered	--	--	216,366	--	--

Officer contribution of salary	--	--	100,000	--	--
				--	--
Stock offering costs paid	--	--	(346,453)	--	--

Amortization of deferred costs	--	--	--	--	--

Net loss for the year ended December 31, 2004	--	--	--	--	(2,361,485)

Balance, December 31, 2004	37,605,202	$37,605	$12,481,361	$59,500	$(2,738,333)

Common Stock issued for cash	16,779,284	16,779	1,792,887	--	--
Common stock issued for (Restricted) for Commissions/Services	588,249	588	225,810	(59,500)	--
Price Guarantee	3,196,123	3,196		--	--
Common stock issued for Bonus Shares	70,000	70	18,130	--	--
Common stock issued
for fundraising			(121,398)	--	--
Allocate Value of Warrants		2	883,103	--	--
Beneficial Conversion Value			97,172	--	--
Common stock issued Board Member Services	2,095,000	2,095	410,355	--	--
Officer Contribution of Salary M. Rivers			146,500	--	--
Common Stock issued for Debt ext	40,000	40	4,360		--
Amortization of Deferred Costs	--	--		--	--
Payment of stock offering costs	--	--	(147,950)	--	--
Common stock issued for services	25,000	25	3,725	--	--
Net Income, December 31, 2005	--	--	--	--	2,505,196
Balance, December 31, 2005	60,398,858	$60,400	$15,794,055	$	$(233,137)

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$2,505,196	$(2,361,485)
Adjustments to reconcile net loss to net
cash used by operating activities:
Equity instruments	1,392,727	2,835,039
Amortization of deferred consulting expense	629,438	1,061,142
Bad debt expense	9,007	171,072
Amortization and depreciation expense	331,857	254,050
Amortization of debt discount costs Loss on extinguishment of Related party debt	390,063	156,765
Contributed services by officers Changes in operating assets and liabilities:	146,500
Accounts receivable	(6,023,304)	(4,615,075)
Prepaid expenses	(609,465)	(6,975)
Decrease (Increase) in deposits	(20)	3,667
Increase in accounts payable and accrued expenses	524,682	249,642
Accrued Interest payable Deferred revenue	55,425 (91,064)	1,347,486

Net Cash Used by Operating Activities	(738,958)	(904,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	-	(171,072)
Purchase of fixed assets	(12,326)	(163,411)

Net Cash Used by Investing Activities	(12,326)	(334,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	-	42,351
Payments of related party borrowings	(243,648)	(243,815)
Proceeds from convertible note	980,275
Payments on capital leases	(11,993)	11,980
Proceeds from stock subscription payable		59,500
Stock offering costs		(346,453)
Common stock issued for cash	1,315,678	1,718,454

Net Cash Provided by Financing Activities	2,040,312	1,242,017

NET INCREASE IN CASH	1,289,028	2,862
CASH AT BEGINNING OF PERIOD	8,421	5,559

CASH AT END OF PERIOD	$1,297,449	$8,421

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)
	For the Years Ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$--	$33,291
Income taxes paid	$--	$--
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$--	$6,987,413
Equity instruments	$428,485	$2,835,039
Common stock issued for extinguishment of
related party debt	$--	$675,000
Common stock issued for acquisition of software	$--	$364,000
Recapitalization	$--	$73,513
Common stock issued for extinguishment of Debt	$4,360	$--
Common stock issued for service	$3,725	$--

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - ORGANIZATION (Continued)
a. Organization (Continued)

International completed an acquisition of certain assets of RedHand International, a UK based company, which included sophisticated security software and a channel partner agreement. International created a new company called Secure Blue which will (1) market the acquired software as a comprehensive solution for Sarbanes-Oxley compliance; (2) integrate the software into it’s other subsidiary Group’s digital commerce platform with the benefits of adding monitoring capabilities as well as position businesses utilizing the platform to be Sarbanes-Oxley compliant and: (3) to cross market the products into receptive vertical markets. The purchase of RedHand consisted of 650,000 shares of common stock valued at $0.56 per share totaling $364,000 plus $46,088 of amounts due to be paid in cash. The entire purchase price of $410,088 was allocated to the software purchased which will be amortized over a 5 year period on a straight line basis.

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

December 31, 2005 and 2004

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

December 31, 2005 and 2004

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

December 31, 2005 and 2004

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

Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the year ended December 31, 2005 we activated 55 licenses for regional offices as compared to 2004 of which 33 licenses were activated. The Company recognized $2,999,840 of revenue in 2005.

Our licenses for the corporate affairs commission (Government of Nigeria) consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. 5) Second year license maintenance fees from June 1, 2005 through June 1, 2006 was $62,500 of which $53,641 was recognized through December 2005 and the balance of $8,859 was deferred for 2006. 6) A subscription fee for 35,000 businesses for the next nine months which is being recognized on a straight line basis for the period from of March 1, 2005 through December 2005.

Our licenses for Industrial Development Corporation of South Africa Initiative were sold for $4.25 million dollars for the first year of license. The Company recognizes 75% of the license fee or $3,187,500 as revenue upon the activation of the license. The balance of 25% is amortized on a straight line basis over a one year period.

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

December 31, 2005 and 2004

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

We currently have three (4) major customers, the State of California, the Government of Nigeria, Knowledge Institute and IDC. Our accounts receivables from these major customers are as follows at December 31, 2005:

Corporate Affairs Commission (Nigeria)	$3,731,729
State of California	2,632,500
Industrial Development Corporation -South Africa Initiative	4,250,000
$10,614,229
Other Receivables	24,150
Total Receivables	$ 10,638,379

We recognized revenue of the following amounts for the year ended December 31, 2005:

Corporate Affairs Commission (Nigeria)	$2,999,840
State of California	1,463,724
Industrial Development Corporation -South Africa Initiative	3,187,500
$7,561,064

Deferred revenue consisted of the following at December 31, 2005:

Corporate Affairs Commission (Nigeria)	$8,859
State of California	185,063
Industrial Development Corporation -South Africa Initiative	$1,062,500

1,256,422
e. Equity Transactions

Equity transactions for consideration other than cash are valued at the closing trading price of the Company’s common stock on the date of authorization.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
f. Depreciation and Amortization

The Company is depreciating its furniture on a straight-line basis over 5 years and equipment on a straight-line basis over a three year period. The software acquired (Note 1) is being amortized on a straight line over a five year period.

g. Basis Income (Loss) per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the Years Ended December 31,
	2005	2004
Income / Loss (numerator)	$2,505,196	$(2,361,485)
Shares (denominator)	60,398,858	32,399,962

Income (Loss) per share	$.06	$(0.07)

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

The provision (benefit) for income taxes for the years ended December 31, 2005 and 2004 consist of the following:
	2005	2004
Federal:
Current
Deferred	$98,188	$--
	$--	$--
State:
Current
Deferred	$5,749	$--
	$104,537	$--

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
NOL Carryover	$48,100	$1,265,500
Accrued Expenses	63,400
Deferred tax liabilities: Depreciation	(216,037)	(241,800)
Valuation allowance	--	(1,023,700)
Net deferred tax asset/liability	$(104,537)	$--

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
h. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004
Book income	$1,017,528	$(1,009,559)
NOL Meals & entertainment	(1,113,297) 2,465	975
Loss on extinguishment of debt	3,224	61,140
Other		(39)
Depreciation Accrued expenses Valuation allowance	25,805 64,275 (138,151)	947,483

	$--	$--

At December 31, 2005, the Company had net operating loss carryforwards of approximately $288,066 that may be offset against future taxable income from the year 2006 through 2024. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

i. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

i. Recent Accounting Pronouncements (Continued)

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

j. Cost of Sales

Cost of sales is comprised of the amortization of the capitalized software costs.

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

l. Research and Development Expenses

The Company expenses Research and Development expenses as incurred. During the years ended December 31, 2005 and 2004 the Company expense $0, and $0, respectively.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 3 - FURNITURE, FIXTURES AND SOFTWARE
Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

Depreciation of furniture, fixtures, and software is determined using the straight-line method over the expected useful lives of the assets as follows:

Description	Useful lives
Art	Not depreciated
Furniture & fixtures	5 years
Office equipment	3 years
Software	5 years

Furniture, fixtures and software consisted of the following:

For the year ended December 31, 2005
Art	$5,472
Furniture & fixtures	28,383
Office Equipment	35,729
Software	1,376,402

1,417,603
Accumulated depreciation	(546,981)

Net furniture, fixtures and software	$922,371

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $39,685 and $30,757, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS
During the period ended September 30, 2004, the Company made cash payments of $243,648 on the notes payable to related parties.

The President of the Company is being compensated at $150,000 per the year ended December 31, 2004 and $180,000 for 2005. No formal employment agreement exists. The President of the Company contributed accrued salary of $120,000 to capital as of June 30, 2005. The President of the Company contributed $26,500 to additional paid in capital as of September 30,2005.

The Company loaned $9,007 in the period ended June 30, 2005, $171,072 in the year ended December 31, 2004. to Commerce, Inc. These amounts were deemed to be uncollectible due to Commerce’s bankruptcy filing. Accordingly the Company recorded a bad debt expenses of $171,072 and $115,231 for the years ended December 31, 2004 and , respectively. In the period ended June 30, 2005 the Company will record a bad debt of $9,007. The company’s president is a former officer and director of Commerce. He served as Commerce’s president and as a director for seven years prior to his extended personal leave in September of 2002 and resignation in February 2003.

On January 15, 2004, the Company issued 3,075,000 shares of common stock to consulting companies controlled by the Chief Financial Officer of the Company. These shares were valued at $1.28 per share and were set up as deferred compensation. The deferred compensation of $3,936,000 is being amortized on a straight line basis of 5 years based on the consulting contracts.

F-19-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

Note 5 - EQUITY ISSUANCES

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

In October 2005, the Company issued Board Members 50,000 shares of common stock for services, valued at $.015 per share which was the closing price on the date of issue.

In October 2005, the Company issued 25,000 shares of common stock for services, valued at $.015 per share which was the closing price on the date of issue.

In December 2005, the Company issued 14,201,666 shares of common stock for cash.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 6 - COMMITMENTS AND CONTINGENCIES
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

During November of 2003 the Company entered into a forty-two month agreement to lease commercial real estate in Celebration, Florida. Rent was abated for December 2003. Annual minimum rental fees are as follows:
Rent:

2006:	46,276
2007:	19,282

Total	$65,558

Rent expense for the years ended December 31, 2005 and 2004 was $74,340 and $43,768, respectively.

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

December 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES
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

December 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE:LH ASSOCIATES (Continued)
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

December 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE:LH ASSOCIATES (Continued)
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

December 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE:LH ASSOCIATES (Continued)
Class B Warrants:	The investors received Class B Warrants to purchase 322,581 shares. The Class B Warrants have a 180-day life post effective registration and an exercise price of $.26 per share.

Due Diligence Fee:	2% (two percent) of investment payable out of the escrow account upon closing.

Note 9 - RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2004. This action was taken as a result of an incorrect amortization time for the deferred consulting services contracts. The amortization was calculated over five years and it should have been over six years. Adjustments have been made to correct this error.

	As Reported	As Adjusted	Differences
Compensation Expense	$1,647,466	$1,450,338	$197,128
Retained Deficit	$(2,558,613)	$(2,361,485)	$(197,128)

NOTE 10 - SUBSEQUENT EVENTS:

On March 17, 2006, IBSG International, Inc. (the “Company”) executed an agreement And Plan Of Merger And Reorganization with A-Division IT, Ltd. a corporation incorporated under the laws of the United Kingdom, London (primarily an IT International Technology Consultant). A-Division IT, Ltd. is engaged in international business development and consultancy in the Technology sector and is a subcontractor for BAE System's offset credit projects around the world.

Effective March 18, 2006, Galaxy Five (PTY) Ltd, a South African entity which operates as a business consultant firm designed to improve vendor capabilities and produce vendor opportunities for the South African market with multi-national firms in specific vertical industries beginning with the mining industry of South Africa, acquired selected Company assets, specifically the Company’s right, title and interest in and to the asset known as the CAC contract in Nigeria and all associated assets (the “Asset”) as disclosed on the Asset Purchase Agreement between the parties.

On January 11, 2006 the Company issued 8,347,336 common stock for debt.

On January 6, 2006 the Company issued 110,000 common stock for cash.

On January 27, 2006 the Company issued 100,000 common stock for services

On February 7, 2006 the Company issued 100,000 common stock for services