Form 10QSB
period 2006-03-31
IBSG INTERNATIONAL INC
filed 2006-05-15
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747

(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2006, there were 72,689,194  shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

IBSG INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS

March 31, 2006

CURRENT ASSETS

Cash	$1,158,026
Accounts receivable	8,652,500
Prepaid expenses	574,209

Total Current Assets	10,384,735

FURNITURE, FIXTURES AND SOFTWARE, NET	859,841

OTHER ASSETS

Accounts receivable - Long term	3,000,000
Deposits	5,564
Deferred Consulting Services	4,438,029

Total Other Assets	7,443,593

TOTAL ASSETS	$18,688,169

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

March 31, 2006

CURRENT LIABILITIES

Accounts payable and accrued expenses	$793,370
Accrued tax provision	116,688
Deferred revenue	918,176
Capital leases payable	10,571

Total Current Liabilities	1,838,805

TOTAL LIABILITIES	1,838,805

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001
par value; 65,223,194 shares issued and outstanding	65,223
Additional paid-in capital	16,498,933
Stock Subscription Payable	353,270
Accumulated deficit	(68,062)

Total Stockholders’ Equity	16,849,364

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$18,688,169

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Forthe Three Months Ended
	March 31
	2006	2005
		(Restated)

Sales	$2,125,746	$1,108,544

Cost of sales	68,043	88,884

Gross Profit	2,057,703	1,019,660

Operating Expenses

Services paid for with common stock	346,589	481,947
Amortization and depreciation	10,394	1,022
Bonus shares expense	-	19,200
Bonus expense	25,000	-
Bad debt expense - related party	-	5,009
General and administrative expenses	468,659	330,779

Total Operating Expenses	850,642	837,957

Income from operations	1,207,061	181,703

Other Expenses

Loss on release of debt and warrants	(470,897)	52,317
Change in Fair Value of embedded conv. options	(18,683)	(358,291)
Change in Fair Value of warrants	(61,181)	294,524
Loss on asset sale	(531,729)
Interest expense	-	(20,537)
Tax Provision	(12,188)	-

Total Other Expenses	(1,094,678)	(31,987)

NET INCOME	$112,383	$149,716

NET INCOME PER SHARE - Basic	$0.00	$0.00

NET INCOME PER SHARE - Diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	62,255,769	38,112,717

DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	62,255,769	39,262,717

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Forthe Three Months Ended
	March 31,
	2006	2005
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)	$112,383	$149,716
Adjustments to reconcile net income (loss) to net
Cash used by operating activities:
Common stock issued for services	20,000	-
Amortization of deferred consulting expense	293,668	346,947
Bad debt expense	-	5,009
Amortization and depreciation expense	78,436	77,069
Loss on settlement of debt	470,897	-

Embedded Conversion option		358,291
Warrant Liability		(294,524)
Discount Warrant Value		(52,317)
Changes in operating assets and liabilities:
Accounts receivable	1,985,879	(8,000)
Prepaids	42,231	(433,745)
Decrease (Increase) in other assets	(3,004,164)	-
Increase (decrease) in accounts payable & accrued expenses	104,646	(107,062)
Deferred revenue	(338,246)	(658,544)

Net Cash Used by Operating Activities	(234,270)	(403,036)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(15,907)	(3,110)

Net Cash Used by Investing Activities	(15,907)	(3,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,000,000
Payments of related party borrowings	-	(208,206)
Payments on Note Payable	(250,000)	-
Payments on capital leases	(3,515)	(1,631)
Increase in debt discount	-	(19,725)
Stock offering costs	-
Common stock issued for cash	364,270	319,575

Net Cash Provided by Financing Activities	110,755	1,090,013

NET DECREASE IN CASH	(139,422)	683,867

CASH AT BEGINNING OF PERIOD	1,297,448	8,421

CASH AT END OF PERIOD	$1,158,026	$692,288

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued
(Unaudited)
	For the Three Months Ended
	March 31,
	2006	2005
		(restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$2,462
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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
March 31, 2006

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
March 31, 2006

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
March 31, 2006

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

Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the three months ended March 31, 2006 we renewed 7 licenses for regional offices for $87,500.

Our licenses for the Corporate Affairs Commission (Government of Nigeria) consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. In the period of January 1, 2005 to June 30, 2005, $1,020,000 was recognized on the balance of $1,020,000 that was deferred the prior period, leaving a deferred balance of $0.00. There was also $22,055 from the invoicing of the 1 year license was also recognized in the period ending June 30, 2005, leaving a deferred balance of $20,136.00 which was recognized in the 2nd quarter for the balance of the contract. A subscription fee for 35,000 businesses for the period of July 1, 2005 to March 31, 2006 of $630,000 was recognized. This asset was sold to Galaxy Five. Galaxy Five contract allowed for the Company to receive $1,000,000 in revenue immediately and pay three million dollars over the next four years.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
March 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

We currently have three (3) customers, the State of California, Galaxy Five of South Africa, and the Industrial Development Corporation - South Africa Initiative. This does not reflect sub-licenses of our customers. Our accounts receivable are as follows at March 31, 2006:

Galaxy Five	$1,000,000
State of California	2,680,000
Industrial Development Corporation	4,950,000

$8,630,000

Long term and Other receivables
Galaxy Five	$3,000,000
Hemery	22,500

$3,022,500

We recognized revenue of the following amounts for the three months ended March 31, 2006:

Galaxy Five	$1,000,000
State of California	154,900
Industrial Development Corporation	961,987
Corporate Affairs Commission	8,859
$2,125,746

Deferred revenue consisted of the following at March 31, 2006:

Industrial Development Corporation	$800,514
State of California	117,662
$918,176

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - EQUITY ISSUANCES

In January 2006, the Company issued 8,347,336 shares of common stock as part of a settlement of debt and outstanding warrants valued at $0.10 per share (see note 7).

In January 2006, the Company issued 100,000 shares of common stock for services valued at $0.10 per share.

In January 2006, the Company issued 110,000 shares of common stock for cash valued at $0.10 per share.

In February 2006, the Company issued 100,000 shares of common stock for services valued at $0.10 per share.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

The Company in March 2006 sold the assets of the Corporate Affairs Commission receivable of $3,731,729 to Galaxy Five for a receivable of $4,000,000 of which $3,000,000 will be paid over four years.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006

NOTE 5 -PRIOR PERIOD RESTATEMENT

As discussed below, certain restatements are in process for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 and for the year ended December 31, 2005. The net effect of the restatements is being recorded as of March 31, 2006 to accumulated deficit, liabilities and equity.

In April 2006 management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities with changes in fair value charged to other income (expense) and certain liquidated damages should have been accrued as liabilities.

The effect at March 31, 2006 is to change beginning balances at January 1, 2006 of the following accounts:

(a) accumulated deficit decreases by $52,692 ($212,692 decrease for the change in fair value of embedded conversion options and warrant liability in 2005 and $160,000 increase for liquidated damages expense in 2005)
(b) increase embedded conversion option liability to $273,351
(c) increase warrant liability to $494,231.
(d) Decrease to additional paid-in capital of $980,274
(e) Increase to accrued liquidated damages liability of $160,000

NOTE 6 - SETTLEMENT OF $1 MILLION SENIOR SECURED CONVERTIBLE NOTE AND RELATED WARRANTS

On January 18, 2006 (the “Settlement Date”) the Company paid $150,000 in cash and issued 8,347,336 common shares to settle the outstanding principal, accrued interest and accrued liquidated damages relating to the $1 million senior secured convertible note and the related outstanding warrants. Of this amount, 1,014,000 was restricted stock was settled in January 2006 for all Class A and B warrants (approximately 4 million shares in warrants) at a ratio of approximately four to one. A loss on settlement of $470,897 was recorded. At the time of settlement, accrued interest payable was $55,425, accrued liquidated damages was $171,613, discount warrant value was $533,491, discount lender fee was $11,916, discount BCF was $58,703, and debt issue cost was $9,092. The shares were valued at $0.10 per share. This created an administrative loss for the period of approximately $470,897 ($533,490(debt discounts)- $171,613(liquidated damages))for this transaction. The SEC position follows the AICPA position as delineated in the AICPA Practice Alert 2000-1.  It is that contractually negotiated prices or values are not representative of fair value. Although the Company carried a market value on the warrants of $533,490 until the point of settlement and the Company settled the debt for less than approximately 25% of that value, regulations prevent the Company from adjusting the value to the lower value.

On the Settlement Date, the then $292,034 fair value liability of the embedded conversion option and the then $555,412 fair value liability of the warrants were reclassified to equity as additional paid-in capital.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006

NOTE 7 -SUBSEQUENT EVENTS

In April 2006, the company issued 3,633,000 shares for cash. These shares were issued from a private offering.

The Company negotiating to purchase the stock in hand from LH investors. The Company hopes to purchase approximately 5.1 million of share by the end of the second quarter.

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

Overview

IBSG International, Inc. is a holding company for four technology and software subsidiaries: Intelligent Business Systems Group, Inc. (IBSG), a provider of turn-key digital service center software; Secure Blue, Inc., a Sarbanes-Oxley and security software solution provider; Intelligent Business Systems Development (IBSD), a software development, maintenance and data storage company and; A-Division IT, a consultant company focused on development of IT projects for multi-national corporations.

A-Division IT Systems Ltd. (A-Division), a United Kingdom based company and partner in IBSG International’s (IBSGI) South African project. A-Division is a subcontractor to BAE Systems and provides IT projects for BAE’s offset programs by establishing IT Hubs. A-Division is engaged in international business development and consultancy in the Technology sector and is a subcontractor for BAE System’s offset credit projects around the world. The purchase gives IBSG participation in e-commerce platform projects for Small-Midsize Enterprises [SMEs] in countries beyond South Africa. IBSGI’s relationship with A-Division and BAE has already brought the South African project and opportunities with similar projects in Saudi Arabia, Malaysia and India.

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

A-Division IT establishes it projects for multi-national corporations around the world. The projects are recognized off set program qualified and provide a required contractual obligation of theses corporations. A-Division IT is the sole IT off set provider to BAE Systems and maintains relationships with various other multi national corporations. A-Division maintains office in the United Kingdom.

IBSD, Inc. will provide ongoing support of International’s other subsidiaries, IBS Group and Secure Blue. The company provides development, system support and secure data storage, and will maintain offices in the US and India, where its current offshore development and support team is located.

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

Foreign Markets

In 2004 we signed a license agreement with an agency of the country of Nigeria. We are positioning the product as a national solution for the support and development of the small to mid size business community and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. In 2005 we signed the Republic of South Africa and a SME development and support platform in conjunction with the BAE Systems offset program. Additional business development efforts under this program are currently occurring in multiple other nations. No assurances can be given that any new business will materialize form these efforts.

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

 Results of Operations for the Three Months ended March 31, 2006 and 2005

The Company reflected an increase in sales revenues for the three months ended March 31, 2006 to $2,125,746 compared to sales revenues for the three months ended March 31, 2005 of $1,108,544, an increase of $1,017,202. The majority of this additional revenue was from two of the major clients. Industrial Development Corporation had setup and system administration fees of $700,000. Galaxy Five contract provided the additional $1,000,000. The Company had deferred revenues for the three months ended March 31, 2006 of $918,176 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three ended March 31, 2006 and 2005

The Company had operating expenses of $850,642 for the three months ended March 31, 2006 compared to operating expenses of $837,957 for the three months ended March 31, 2005, an increase of $12,685 which is primarily as a result of establishing the operations in India in February of 2006. This reflects an operating profit for the three months ended March 31, 2006 of $1,207,061 as compared to $181,703 for the three months ending March 31, 2005.

Other Expense for the Three Months ended March 31, 2006 and 2005

The company had other expenses of $1,094,678 for the three months ended March 31, 2006 compared to other expenses of $31,987 for the three months ended March 31, 2005. The 2005 figures were restated to reflect the change in fair value of the embedded conventional options and in the fair value of the warrants (see note 5 - prior period restatement). The increase of other expenses for 2006 was due to the settlement of the debt and warrants outstanding, the sale of an asset and a provision for taxes. The loss associated with the settlement of the debt and warrants were $470,897. The Company recorded a $531,729 loss associated with the sale of the CAC asset. The Company had recognized a total of $3.5 million at the time of the sale. The sale was for $4 million of which $1 million is due in 2006 and the balance is due for each subsequent year over the next 3 years. This figure is reflected in the long term receivable category on the balance sheet under assets. The Company accrued $12,188 of taxes for the first quarter. The Net Income reported for the first quarter in 2006 was $112,383.

Liquidity and Capital Resources

We addressed our capital requirements in September 2005 by sale of $1,000,000 of Senior Secured Convertible Notes (See Note 8 of the unaudited financial statement). We believe the proceeds of the notes as well as the cash we expect to generate from operations will enable us to meet our capital needs for at least the next twelve months except as disclosed below.

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

We currently have three (3) customers, the State of California, Galaxy Five - of South Africa and Industrial Development Corporation a South Africa Initiative. Our current accounts receivable are as follows at March 31, 2006:
Galaxy Five	$1,000,000
State of California	2,680,000
Industrial Development Corporation	4,950,000
$8,630,000

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Apart from the above, during the Quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There has been one material change in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006. Due to the new ruling from December 2005 concerning options and warrants, the Company will need to restate its filings for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 and for the year ended December 31, 2005. The net effect of the restatements is being recorded as of March 31, 2006 to accumulated deficit, liabilities and equity. The change in the fair value of the embedded conventional options was $358,291 and the change in fair value of warrants was ($294,524). This change resulted in a decrease in net income for March 31, 2005 of $63,767

PART II OTHER INFORMATION

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

    A. Exhibits:

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on May 10, 2006.

IBSG INTERNATIONAL, INC.

By /s/Michael Rivers
Michael Rivers
President, Chief Executive Officer

Date: May 11, 2006

By /s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer

Date: May 11, 2006