Form 10QSB/A
period 2005-03-31
IBSG INTERNATIONAL INC
filed 2006-06-13
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

IBSG INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

General

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and changes in stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

This Form 10-QSB is being amended to restate the accompanying consolidated financial statements. In April 2006 management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 31, 2005 with changes in fair value charged to other income (expense). See the consolidated financial statements Note 9 for further information.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(unaudited)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
March 31, 2005 As Restated (Note 9) (Unaudited)
CURRENT ASSETS
Cash	$692,288
Accounts receivable	4,623,075
Prepaid expenses	103,220

Total Current Assets	5,418,583

FURNITURE, FIXTURES AND SOFTWARE, NET	1,165,484

OTHER ASSETS
Prepaid expenses	337,500
Debt issue costs	14,783
Deposits	1,380
Deferred Consulting	5,382,196

Total Other Assets	5,735,859

TOTAL ASSETS	$12,319,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

March 31, 2005 As Restated (Note 9) (Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$281,535
Deferred revenue	688,942
Capital leases payable	10,349
Note payable-related party	30,754
Note payable-Investor	17,807
Warrant liability	588,578
Embedded conversion option liability	455,464

Total Current Liabilities	2,073,429

TOTAL LIABILITIES	2,073,429

COMMITMENTS AND CONTINGENCIES (Note 5)	--
STOCKHOLDERS’ EQUITY
Common stock authorized 100,000,000 shares at $0.001
par value; 43,063,848 shares issued and outstanding	43,064
Additional paid-in capital	12,989,177
Accumulated deficit	(2,785,745)

Total Stockholders’ Equity	10,246,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,319,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2005 As Restated (Note 9)	2004
REVENUES	$1,108,544	$--

EXPENSES
Cost of sales	88,884	--
Services paid for with common stock	481,947	314,400
Amortization and depreciation	1,022	--
Bonus shares expense	19,200	2,541,293
Bad debt expense - related party	5,009	187,016
General and administrative expenses	330,779	332,133

Total Expenses	926,841	3,374,842

Income (Loss) from operations	181,703	(3,374,842)
Gain on release of debt	52,317	--

OTHER INCOME (EXPENSES)
Interest expense	(20,537)	(15,745)
Change in fair value of embedded conversion options	(358,291)	--
Change in fair value of warrants	294,524	--

Total Other Income (Expenses)	(31,987)	(15,745)

NET INCOME (LOSS)	$149,716	$(3,390,587)

BASIC INCOME (LOSS) PER SHARE	$0.00	$(0.16)

DILUTED INCOME PER SHARE	$0.00	$--

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	38,112,717	21,064,756

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,262,717	21,064,756

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2005
As Restated (Note 9)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Payable	Accumulated Deficit	Total
Balance, December 31, 2004	37,605,202	$37,605	$12,491,361	$59,500	$(2,935,461)	$9,653,005
Common stock issued for cash (unaudited)	2,577,618	2,578	386,922	(59,500)	-	330,000
Common stock issued for stock offering costs (unaudited)	288,249	288	121,110	-	-	121,398
Stock offering costs (unaudited)	-	-	(121,398)	-	-	(121,398)
Common stock issued for price protection (unaudited)	2,222,779	2,223	(2,223)	-	-	-
Common stock issued for services (unaudited)	300,000	300	104,700	-	-	105,000
Common stock issued for bonus shares (unaudited)	70,000	70	19,130	-	-	19,200
Commission paid on fund raising (unaudited)	-	-	(10,425)	-	-	(10,425)
Net income for the period ended March 31, 2005 (unaudited)	-	-	-	-	149,716	149,716
Balance, March 31, 2005 (unaudited)	43,063,848	$43,064	$12,989,177	$-	$(2,785,745)	$10,246,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
As Restated (Note 9)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$149,716	$(3,390,567)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Equity instruments	124,200	2,541,293
Amortization of deferred consulting expense	346,947	314,400
Change in fair value of warrants and embedded conversion option liabilities	63,767
Bad debt expense	5,009	187,016
Amortization and depreciation expense	77,069	41,559
Amortization of debt discount	17,807	--
Changes in operating assets and liabilities:
Accounts receivable	(8,000)	--
Prepaid expenses	(433,745)	--
Decrease (Increase) in other assets	(14,783)	(7,629)
Increase (decrease) in accounts payable & accrued expenses	(67,469)	40,349
Deferred revenue	(658,544)	--

Net Cash Used by Operating Activities	(398,026)	(273,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	(5,009)	(71,785)
Purchase of fixed assets	(3,111)	(23,978)
Advances to IBSG Group prior to consolidation	--	(203,753)

Net Cash Used by Investing Activities	(8,120)	(299,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,000,000	--
Costs related to note payable	(19,725)	--
Proceeds from related party borrowings	--	132,000
Payments of related party borrowings	(208,206)	(57,243)
Proceeds from capital lease	--	--
Payments on capital leases	(1,631)	--
Proceeds from stock subscription payable	--	--
Stock offering costs	(10,425)	--
Common stock issued for cash	330,000	742,555

Net Cash Provided by Financing Activities	1,090,013	817,312

NET INCREASE IN CASH	683,867	244,217
CASH AT BEGINNING OF PERIOD	8,421	5,559

CASH AT END OF PERIOD	$692,288	$249,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)
As Restated (Note 9)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,462	$15,745
Income taxes paid	$--	$--
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$--	$7,545,600
Common stock issued for services	$124,200	$2,541,293
Initial recording of debt discounts from issue costs and derivatives	$1,000,000	$--

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004
(unaudited)
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

The unaudited consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end

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
(unaudited)
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Revenue Recognition

Our license agreements typically run for five years. A first year license fee, inclusive of installation, integration and training, is payable at the initiation of the license. However, neither of our customers paid the license fee at the initiation of the license. License maintenance is payable on the second through fifth anniversary date of the license. Each fee covers the license/maintenance fee for one year. Such fees are accounted as unearned revenue and recognized as revenue ratably over each annual period. We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition . The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables . We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee is due at the time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee and can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and is recognized generally in 12 periods (months) per year. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, value to the customer is determined on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements. Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately until we have delivered the specified upgrade or additional service. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004
(unaudited)
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
(unaudited)
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
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Revenue Recognition (Continued)

$1,020,000 that was deferred the prior period, leaving a deferred balance of around $390,000, which will be recognized in the 2 nd quarter for the balance of the contract. There was also $22,055 from the invoicing of the 1 year license which was also recognized in the period ending March 31, 2005, leaving a deferred balance of $20,136 which will be recognized in the 2 nd quarter for the balance of the contract.

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
(unaudited)

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
(unaudited)
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

f.
Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

g.	Depreciation and Amortization

The Company is depreciating its furniture on a straight-line basis over 5 years and equipment on a straight-line basis over a three-year period. The software acquired is being amortized on a straight line over a five-year period.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004
(unaudited)
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
(unaudited)
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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004
(unaudited)
NOTE 7 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative net losses through March 31, 2005 of $2,785,745. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

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
(unaudited)

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

Less than $20m - 15% discounted
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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004
NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Anti-dilution Rights: Restrictions on other financing Insider Lock -up: Future Offerings: Fundamental Change: Registration Rights:
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
(unaudited)

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Class B Warrants: Due Diligence Fee:
The investors received Class B Warrants to purchase 322,581
shares. The Class B Warrants have a 180-day life post effective registration and an exercise price of $.26 per share.

2% (two percent) of investment payable out of the escrow account upon closing.

The Company evaluated whether or not the senior secured convertible notes contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures were subject to liquidated damages requiring potential cash payments in the event the Company does not meet registration statement filing or effectiveness deadlines, pursuant to the criteria of EITF 00-19, the embedded conversion option must be accounted for as a derivative liability. In addition, the Class A and B warrants must be classified as liabilities for the same reason. The Company recorded an embedded conversion options liability of $716,652 and warrant liability relating to the warrants of $883,102 at the March 17, 2005 funding date and recorded a debt discount $980,274 along with debt discounts for other issue costs to the lender of $19,726 and a charge to change in fair value of embedded conversion option and warrants of $619,480 The debt discount is being amortized over the term of the notes. The change in fair value recorded as other income from March 17, 2005 to March 31, 2005 was $555,713. The embedded conversion option and warrants were valued using a black-scholes option pricing model with the following assumptions:

Secured Convertible Notes payable at March 31, 2005 were as follows:

Secured convertible notes                     $1,000,000
Debt discount                                             982,193

Secured convertible note, net                $     17,807

 Amortization expense for the three months ended March 31, 2005 was $17,807.

	Warrants		Embedded Conversion Options
	3/17/05	3/31/05	3/17/05	3/31/05
Expected volatility	111% to 148%	111% to 148%	148%	148%
Expected term	0.5 to 5 years	0.5 to 5 years	2 years	2 years
Annual rate of dividends	0	0	0	0
Discount rate	4.14%	4.14%	4.14	4.14

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004
(unaudited)

NOTE 9 RESTATEMENT

In April 2006 management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 17, 2005 with changes in fair value charged to other income (expense).

The effect at March 31, 2005 is as follows:

(a) Increase in warrant liability to $588,578
(b) Increase embedded conversion option liability to $455,464
(c) Increase in change in fair value net expense of $63,767
(d) Decrease to additional paid-in capital of $980,275

The effect on net income and earning per share was a decrease of $63,767 and $.01 per share, respectively for the three months ended March 31, 2005.

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

               • Valuation of derivative liabilities

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

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Results of Operations for the Quarter ended March 31, 2005 and 2004

The Company reflected revenues for the quarter ended March 31, 2005 at $1,108,544 and deferred revenues of $688,942, for total estimated future revenues of $1,797,486 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements). Due to the Company’s prior policy of not recognizing revenue on its license agreements until payment, the Company reflected no revenues on the $671,000 of customization work completed in quarter ended March 31, 2004.

Operating Expenses for the Quarter ended March 31, 2005 and 2004

The Company had operating expenses of $926,841 in the quarter ended March 31, 2005.  The expenses we incurred in the quarter ended March 31, 2005, were primarily amortization of consulting services, depreciation, and general and administrative expenses. In the comparative quarter ended March 31, 2004 a large portion of our expense, or $2,541,293 of the total operating expenses of $3,374,842, was stock-based in the form of bonus shares granted.

The Company has net other expenses of $31,987 for the quarter ended March 31, 2005 compared to $15,745 for the quarter ended March 31, 2004. The Company recorded a change in fair value expense relating to the embedded conversion option liability of $358,291 while recording a change in fair value income relating to the warrant liability of $294,524. In addition the Company recognized a gain on release of debt of $52,317 and interest expense of $20,537. In the quarter ended March 31, 2004 the Company has interest expense of $15,745.

This reflects an operating profit for the quarter ended March 31, 2005 of $181,703. The Company has net income for the quarter ended March 31, 2005 of $149,716, as compared to a net loss of $3,390,587 for the comparative quarter ended March 31, 2004.

Liquidity and Capital Resources

We incurred cumulative net losses through March 31, 2005 of $2,785,745. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The notes in the unaudited financial statements at and for the quarter ended March 31, 2005, contain an explanatory paragraph raising substantial doubt of the Company’s ability to continue as a going concern. Note 7 to the unaudited financial statements at and for the quarter ended March 31, 2005 describe the conditions which raise this doubt and management’s plans.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on June 13, 2006.

Date: June 13, 2006	IBSG INTERNATIONAL, INC. BY: /S/ Michael Rivers —————————————— Michael Rivers President, Chief Executive Officer

Date: June 13, 2006	BY: /S/ Geoffrey Birch —————————————— Geoffrey Birch Principal Accounting Officer