Form 10QSB/A
period 2005-06-30
IBSG INTERNATIONAL INC
filed 2006-06-13
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

As of August 8, 2005, there were 45,682,857 shares of the registrant's common stock outstanding.

IBSG INTERNATIONAL, INC.

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements

(a) Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited)

(b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(c) Consolidated Statement of Cash Flow for the Three Months Ended June 30, 2005 and 2004 (unaudited)

(d) Notes to Consolidated Financial Statements (unaudited)

Item 2.	Managements Discussion and Analysis of Financial Condition and Result of Operations

Item 3.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I FINANCIAL INFORMATION

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and changes in stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

This Form 10-QSB is being amended to restate the accompanying consolidated financial statements. In April 2006, management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 17, 2005 with changes in fair value charged to other income (expense) through June 30, 2005. See the consolidated financial statements Note 9 for further information.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
(unaudited)

IBSG International, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2005
As Restated (Note 9)
(Unaudited)

ASSETS
Current Assets
Cash	$309,209
Accounts receivable	5,785,575
Prepaids	248,771
Total Current Assets	6,343,555
Equipment, net	1,093,275
Other Assets
Prepaids	725,000
Debt issue costs	12,884
Deposits	2,780
Deferred consulting	5,035,249
Total Other Assets	740,664
Total Assets	$13,212,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$169,145
Accrued interest payable	31,802
Deferred revenue	940,505
Capital leases payable	7,224
Notes payable - related party	157
Convertible promissory note payable, net	143,835
Accrued liquidated damages	40,000
Warrant liability	392,944
Embedded conversion option liability	284,594
Total Current Liabilities	2,010,206
Commitments and Contingencies (see Note 5)
Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized
45,682,857 shares issued and outstanding	45,683
Additional paid in capital	13,506,661
Accumulated deficit	(2,349,807)

Total Stockholders' Equity	11,202,537
Total Liabilities and Stockholders' Equity	$13,212,743
The accompanying notes are an integral part of these unaudited consolidated financial statements

IBSG International, Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
	As Restated (Note 9)		As Restated (Note 9)
Sales	$1,330,937	$838,074	$2,439,481	$838,074
Cost of Sales	137,691	10,980	226,575	10,980
Gross Profit	1,193,246	827,094	2,212,906	827,094
Operating Expenses
Amortization and Depreciation	148,256	129,024	149,278	170,583
Stock based compensation	316,948	268,809	798,895	3,124,502
Bonus shares expense	-	-	19,200	-
Bad debt expense	-	77,523	-	-
Bad debt expense - related party	3,998	-	9,007	264,539
General and Administrative	467,970	291,977	798,749	582,531
Total Operating Expenses	937,172	767,333	1,775,129	4,142,155
Income (Loss) from Operations	256,074	59,761	437,777	(3,315,061)
Other Income (Expense)
Gain on debt settlement	-	-	52,317	-
Loss on extinguishment of debt - related party	-	(156,765)	-	(156,765)
Interest expense	(146,537)	(12,505)	(167,074)	(28,250)
Liquidated damages expense	(40,000)	-	(40,000)	-
Change in fair value of embedded conversion option liability	170,869	-	(187,422)	-
Change in fair value of warrant liability	195,634	-	490,158	-
Total Other Income (Expense), net	179,966	(169,270)	147,979	(185,015)

Net Income (Loss)	$436,040	$(109,509)	$585,756	$(3,500,076)
Net Income (Loss) Per Share - Basic	$0.01	$(0.00)	$0.01	$(0.13)
Net Income (Loss) Per Share - Diluted	$0.01	$(0.00)	$0.01	$(0.13)

Weighted average number of shares outstanding
during the period - Basic	45,690,919	32,652,615	41,520,539	27,795,623
Weighted average number of shares outstanding
during the period - Diluted	49,241,726	32,652,615	43,458,443	27,795,623
The accompanying notes are an integral part of these unaudited consolidated financial statements

IBSG International, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	As Restated
	(Note 9)
Cash Flows from Operating Activities:
Net income (loss)	$585,756	$(3,500,576)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	149,278	170,583
Amortization of debt issue costs	2,166	-
Amortization of debt discount costs	143,835	-
Change in fair value of warrants and embedded conversion option liability	(302,736)	-
Bad debt expense	-	264,339
Bad debt expense - related party	9,007	-
Gain on debt settlement	(52,317)	-
Loss on debt extinguishment	-	156,765
Recognition of deferred stock based consulting fee	693,894	-
Reduction of stock subscription payable	(59,500)	-
Stock issued for services	703,700	3,124,502
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,170,500)	(1,730,000)
Prepaids	(966,796)	(32,943)
Deposits	(1,400)	(1,380)
Increase (decrease) in:
Accounts payable and accrued expenses	(127,543)	117,066
Accrued interest payable	31,802	-
Accrued liquidated damages	40,000	-
Deferred revenue	(406,981)	904,426
Net Cash Used In Operating Activities	(728,335)	(527,218)
Cash Flows from Investing Activities:
Disbursement for loan - related party	(9,007)	(149,308)
Purchase of equipment	(3,111)	(106,218)
Advances to parent prior to consolidation	-	(203,753)
Net Cash Used In Investing Activities	(12,118)	(459,279)
Cash Flows from Financing Activities:
Proceeds from investment	-	-
Costs related to investment	-	-
Proceeds from convertible promissory note, net of issue costs	965,225	-
Repayments of related party borrowings	(238,803)	(190,424)
Repayments of capital leases - principal portion	(4,756)	(6,856)
Proceeds from issuance of common stock, net of offering costs	319,575	1,537,072
Net Cash Provided by Financing Activities	1,041,241	1,339,792
Net Increase in Cash	$300,788	$353,295
Cash at Beginning of Period	8,421	5,559
Cash at End of Period	$309,209	$358,854
Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	$-
Taxes	$-	$-
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$-	$7,545,600
Common stock issued for services	$124,200	$2,541,293
Initial recording of debt discounts from issue costs and derivatives	$1,000,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
Notes to the Consolidated Financial Statements
June 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Revenue Recognition (Continued)

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Probable assurance of collection is based upon our assessment of the customer's financial condition through review of their current financial statements or credit reports. Additional consideration is given to the type of customer. Most of our customers are government or quasi-government agencies and are thus considered low collection risk although payments could take as long as 12 months to be brought current by the customer due to the slow pay nature of such entities. Late payments and interest can be assessed based on unpaid balances on a monthly basis. Contracts do not include Rights of Return. They do include cancellation clauses available to both parties for material breaches of contracts.

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

Our licenses for the Corporate Affairs Commission (Government of Nigeria) consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. In the period of January 1, 2005 to June 30, 2005, $1,020,000 was recognized on the balance of $1,020,000 that was deferred the prior period, leaving a deferred balance of $0.00. There was also $22,055 from the invoicing of the 1 year license was also recognized in the period ending June 30, 2005, leaving a deferred balance of $20,136.00 which was recognized in the 2 nd quarter for the balance of the contract.

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
June 30, 2005
(Unaudited)

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
(Unaudited)

NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)

The Company loaned $9,007 in the period ended June 30, 2005, $171,072 in the year ended December 31, 2004 and $115,231 in the year ended December 31, 2003 to Commerce, Inc. These amounts were deemed to be uncollectible due to Commerce's bankruptcy filing. Accordingly the Company recorded a bad debt expenses of $171,072 and $115,231 for the years ended December 31, 2004 and 2003, respectively. In the period ended June 30, 2005 the Company will record a bad debt of $9,007. The company's president is a former officer and director of Commerce. He served as Commerce's president and as a director for seven years prior to his extended personal leave in September of 2002 and resignation in February 2003.

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

Pursuant to the private placements for cash mentioned previously, the Company was required to issue additional shares of common stock to the various parties because the closing bid price of the Company's stock was not $1.00 at the time of the SB-2 filing. Accordingly, the Company issued an additional 2,222,779 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share.

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
(Unaudited)

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

In June 2005, additional shares were issued due to a calculation error on the original shares issued in January 2005 for the pursuant to private placement for cash mentioned previously, the Company was required to issue additional shares of common stock to various parties because the closing price of the Company's stock was not $1.00 at time of original SB2 filing. Accordingly, the Company issued an additional 619,009 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005
(Unaudited)

NOTE 7 - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2005 of $2,349,807. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES

In the period ended March 31, 2005, the Company secured a $1 Million Investment.

Securities Issued:	· $1 million Senior Secured Convertible Notes (the "Notes") and · Class A and Class B common stock purchase warrants.

Coupon:
7% annual, payable semiannually in cash or at the option of the investor in common stock. If an event of default occurs at any time after the Issue Date and is not cured within 20 days, the Default Rate of 15% per annum applies.

Principal Repayments:
On the 12th month anniversary of the Closing Date, the Company shall be required to make principal repayments based on the following schedule: o Equal monthly installments for the remainder of the note in cash or at the option of the Company in stock at a price equal to a 15% discount of the company's common stock price at time of repayment with a maximum price of a discount of 15% off the company's common stock price at the Issue Date.

Maturity:	The Notes will mature 24 months after the Issue Date.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005
(Unaudited)

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

Conversion Price:
The Notes issued will be convertible at the option of the holder, at a fixed price of Price $.29, however, if the Company's revenues for fiscal 2004 were not at least $5,000,000 and revenue results for the first quarter of fiscal 2005 are not at least $2,000,000 then the conversion price will be reduced by one third. For the purposes of this transaction only, revenue is defined as both recognized and deferred revenue.

Effective Date:	The day the Registration Statement is declared effective.

Class A Warrants:
The investors received Class A Warrants to purchase 3,225,807 shares. The Class A Warrants: warrants shall have a 5-year life and an exercise price of $.312. The warrants shall be re-priced if the Company does not have revenues of at least $20 million for 2005 based on the following schedule:

Less than $20m -- 15% discounted
Less than $15m - 30% discounted
Less than $10m - 45% discounted

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005
(Unaudited)

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Forced Conversion Feature:
If, following the Effective Date, all of the Milestones specified below are satisfied on each trading day occurring during any period of ten consecutive trading days, then the Company may force conversion of the Notes by delivering to the Investors written notice thereof (a “Forced Conversion Notice”) on the business day immediately following the last day of such period (the “Forced Conversion Date”). The Forced Conversion Notice will specify the aggregate principal amount of the Notes that is subject to the forced conversion, which amount (i) shall not exceed 35% of the aggregate dollar volume traded on the Company's principal market during the seven (7) trading days immediately preceding the Forced Conversion Date and (ii) shall be allocated among the Investors on a pro rata basis. On the Forced Conversion Date, each Investor will be deemed to have converted an amount of principal of its Debenture equal to (A) its pro rata share of the aggregate principal amount specified in the Forced Conversion Notice minus (B) the amount of principal converted by such Investor during the twenty trading days immediately preceding the Forced Conversion Date.

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
(Unaudited)

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Insider Lock -up:
The insiders will be locked up to sell their shares in the company unless the stock price is over $.65 and then subject to Regulation 144 selling rules, However, they may sell if the stock is below $.65 only after 9 months of the registration being effective, subject to rule 144.

Future Offerings:
For a period of up to 1 year from the Effective Date, the investor will retain the right to participate in public or private offerings of The Company's equity and equity linked securities (including anything convertible into equity) and will be eligible to participate in up to at least 20%.

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
(Unaudited)

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Due Diligence Fee:	2% (two percent) of investment payable out of the escrow account upon closing.

The Company evaluated whether or not the senior secured convertible notes contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures were subject to liquidated damages requiring potential cash payments in the event the Company does not meet registration statement filing or effectiveness deadlines, pursuant to the criteria of EITF 00-19, the embedded conversion option must be accounted for as a derivative liability. In addition, the Class A and B warrants must be classified as liabilities for the same reason. The Company recorded an embedded conversion options liability of $716,652 and warrant liability relating to the warrants of $883,102 at the March 17, 2005 funding date and recorded a debt discount $980,274 along with debt discounts for other issue costs to the lender of $19,726 and a charge to change in fair value of embedded conversion option and warrants of of $619,480 The debt discount is being amortized over the term of the notes. The change in fair value recorded as other income from April 1, 2005 to June 30, 2005 was a credit of $366,503 and from March 17,2005 to June 30, 2005 was a net credit of $302,736. . The embedded conversion option and warrants were valued using a black-scholes option pricing model with the following assumptions:

	Warrants
	3/17/05	3/31/05	3/17/05
Expected volatility	111% to 148%	111% to 148%	148%
Expected term	0.5 to 5 years	0.5 to 5 years	2 years
Annual rate of dividends	0	0	0
Discount rate	4.14%	4.14%	4.14

	Embedded Conversion Options
	3/17/05	3/31/05	3/17/05
Expected volatility	111% to 148%	111% to 148%	148%
Expected term	0.5 to 5 years	0.5 to 5 years	2 years
Annual rate of dividends	0	0	0
Discount rate	4.14%	4.14%	4.14

Secured Convertible Notes payable at June 30, 2005 were as follows:

Secured convertible notes                     $1,000,000
Debt discount                                             856,165

Secured convertible note, net                $    143,835

Amortization expense for the six months ended June 30, 2005 was $143,835.

NOTE 9 - RESTATEMENT

In April 2006 management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 17, 2005 with changes in fair value charged to other income (expense). In addition the Company should have accrued certain liquidated damages.

The effect at June 30, 2005 and for the six months then ended is as follows:

(a) Increase in warrant liability to $392,944
(b) Increase embedded conversion option liability to $284,594
(c) Increase in change in fair value net income of $302,736
(d) Decrease to additional paid-in capital of $980,275
(e) Increase in liquidated damages liability and expense of $40,000

The effect on net income and earnings per share was an increase in net income of $326,503 and $262,736 for the three and six months, respectively, ended June30, 2005 and $.01 per share for the three months ended June 30, 2005.with no changes to the earnings per share for the six months ended June 30, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

The Company's other subsidiary, Secure Blue, Inc. provides, in management's opinion, an economical Sarbanes-Oxley (SOX) compliant and security software called Secure Blue Pro. This product is targeted to small and mid cap public companies as well as private companies that work with public companies and must be in compliance with SOX as a result of working with a public company.
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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies:

      · Revenue recognition;
      · Estimating sales returns and the allowance for doubtful accounts;
      · Value of long lived assets including purchased software;
      · Valuation of services paid for with common stock.
     • Valuation of derivative liabilities

Revenue Recognition. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee and can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. The revenue recognition policy is as follows; 65% of the year one license recognized upfront to cover the costs related to the installation, testing, training and the initial investment/purchase of the license of the System. This revenue is recognized in month one. The original agreement on the purchase of the license of System was to be paid within a payment schedule over a period of time in order to recoup implementation costs. It was agreed that on an average taking 65% license fee would cover this cost, the initial expenses of the employees' time on business development which includes assisting the customer with public awareness and providing initial marketing assistance and guidance in developing a list of prospect sub-license candidates as well as presentation assistance for the same and initial profit for the license sale. The balance in deferred would be maintenance costs for the remainder of the first year and gross profit. The average contract length is five years. As stated in paragraph 27 of SOP 97-2, the customer intends to utilize the system over that period of time as an integral part of their overall operation and as such can continue to be reflected as fixed or determinable. The length of time that a customer is projected to bring invoices current is 12 months and believed to be atypical for these types of contracts but is expected by management to reduce in time to no more then 9 months to be brought current at such time as our receivables become part of the customers' accounts payable system. Based on paragraph 28 of SOP 97-2, our contracts are generally long term (greater then 12 months and payments on invoices are not expected to be longer than 12 months, the fee is therefore recognized as fixed and determinable as set forth in paragraph 28.

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
Probable assurance of collection is based upon our assessment of the customer's financial condition through review of their current financial statements or credit reports. Additional consideration is given to the type of customer. Most of our customers are government or quasi-government agencies and are thus considered low collection risk although payments could take as long as 12 months to be brought current by the customer due to the slow pay nature of such entities. As stated in paragraph 27 of SOP 97-2, the customer intends to utilize the system over that period of time as an integral part of their overall operation and as such can continue to be reflected as fixed or determinable. The length of time that a customer is projected to bring invoices current is 12 months and believed to be atypical for these types of contracts but is expected by management to reduce in time to no more then 9 months to be brought current at such time as our receivables become part of the customers' accounts payable system. Based on paragraph 28 of SOP 97-2, our contracts are generally long term (greater then 12 months and payments on invoices are not expected to be longer than 12 months, the fee is therefore recognized as fixed and determinable as set forth in paragraph 28. Late payments and interest can be assessed based on unpaid balances on a monthly basis. Contracts do not include Rights of Return. They do include cancellation clauses available to both parties for material breaches of contracts.

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

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that are not small business issuers, the implementation of this Statement is required as of the beginning of the first interim or annual reporting period after June 15, 2005. For public entities that are small business issuers, like Coach, the implementation of this Statement, is required as of the beginning of the first interim or annual reporting period after December 15, 2005. Management is required to implement this Statements beginning in fiscal year beginning on January 1, 2006 and they are currently evaluating the impact of implementation of this Statement on the Company.

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

 The market for the BizWorld Data System includes state operated Small Business Development Centers, business organizations such as chambers of commerce, large corporations, and other entities which seek to help small and medium size businesses succeed. When Intelligent Business Systems Group, Inc. sells a master “host” license to a state Small Business Development Center or business associations (i.e. chambers of commerce), that entity can sell “sub-licenses' to the other vertical markets in their respective states or markets, from which Intelligent Business Systems Group, Inc. may receive incremental revenue. This market represents a projected $2.5-$3.5 billion NOT including international application. No assurances can be made that such market shall be realized or result in profitability.

Small Business Development Centers

Many states operate Small Business Development Centers funded by a combination of US Small Business Administration and state resources. The purpose of these centers is to provide a range of assistance and training to the small and mid-size business sector. We currently have a license agreement with California's small business development center system which has fifty regional offices, and an agreement with the state of Connecticut to install such a system for their 12 regional offices.

Fortune 1000 Corporations

Intelligent Business Systems Group, Inc. suggests that Small Business Development Centers seek to sell Corporate Sponsor subscription licenses to Fortune 1000 corporations for an average of $75,000/year. This license would provide the sponsor with unlimited access to the constituent pool of the Small business development centers small-mid size businesses of which a significant percentage are minority owned in order to facilitate the large corporation's recruitment of small and minority owned businesses as vendors. The System platform permits end users to interact not only with these large corporations, but also among each other. Intelligent Business Systems Group, Inc. anticipates receiving 60% of all such licenses sold. To date no such sponsorship licenses have been sold.

Business Associations

Other business associations such as local chambers of commerce have membership or offer services to small and medium size businesses. We seek to license the BizWorld Data System to these organizations as a way of providing additional services and generate additional revenues. We currently are in the process of implementing a BizWorld Data System for The Knowledge Institute's Virtual Business Incubator project called `myVBI” which will be offered to its more than 720,000 small business memberships.

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

Customer Support

Our management believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn will enhance our reputation and generate repeat orders. In addition, we believe that customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts. Intelligent Business Systems Group, Inc. provides toll free and web site support. However, the first line of support is built into the systems through a self diagnostic feature which is enhanced by the system being capable of providing instructions to navigate a user error or auto report a potential system “bug” which is directed to the technical center's program team which can correct the anomaly on-line and auto down load the correction to all systems.

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

We believe that our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. Our management constantly requests and receives comments on desired functionality or system changes from not only the company's customers but the customer's, customer. Our management also intends to hold focus groups taking a sample population of customers and discussing in an open forum the potential revisions of the various systems.

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

The Company had other income of a net $366,503 and $302,736 relating to the change in fair value of warrant liabilities and embedded conversion options liability and had other expenses of $40,000 for liquidated damages for the three and six months ended June 30, 2005. The Company also incurred interest expense of $146,537 and $167,074 for the three and six months ended June 30, 2005 relating primarily to the new convertible debt and amortization of debt discounts.

This reflects a net income for the three months ended June 30, 2005 of $436,040 and a net income for the six months ended June 30, 2005 of $585,756.

Liquidity and Capital Resources
We incurred cumulative net losses through June 30, 2005 of $2,349,807. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The notes in the unaudited financial statements at and for the quarter ended June 30, 2005, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 7 to the unaudited financial statements at and for the quarter ended June 30, 2005 describe the conditions which raise this doubt and management's plans.

We addressed our capital requirements in March 2005 by sale of $1,000,000 of Senior Secured Convertible Notes (See Note 8 of the unaudited financial statement). We believe the proceeds of the notes as well as the cash we expect to generate from operations will enable us to meet our capital needs for at least the next twelve months except as disclosed below..

We currently expect to incur substantial expenditures in 2005 for the commercial introduction of Secure Blue's software products, to revise our BizWorld Pro software to add additional functions and improve ease of use, and implementation and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The ultimate costs and benefits of these additional expenditures are not fully known. We may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

      FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. We have no arrangements or sources of additional capital and may have to curtail our operations if additional capital is needed but is not available

Our customers who are generally state government agencies or quasi government business associations can be exceedingly tardy in paying their obligations to us.  We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business. The Company will use additional commercial market opportunities to offset the slow pay nature of the lucrative government contract market. The Company's current and projected acquisitions will expand the Company's retail and private sector markets which should create a blend of payment cycles between the secured government markets and the commercial markets.

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
$5,785,575

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

In June 2005, additional shares were issued due to a calculation error on the original shares issued in January 2005 for the pursuant to private placement for cash mentioned previously, the Company was required to issue additional shares of common stock to various parties because the closing price of the Company's stock was not $1.00 at time of original SB2 filing. Accordingly, the Company issued an additional 619,009 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.00 per share. These shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. No underwriters were involved in this transaction.

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

On April 14, 2005, the Company filed an Amendment dated April 14, 2005 to Subscription Agreement dated March 17, 2005 and Class A Stock Purchase Warrants in which the Company and the investors have agreed that 2005 gross revenues will include the Company's reported sales and deferred revenues for such period in the calculation of any such discounted purchase price for the Class A Warrants. The Company and the investors have also agreed that the Closing Date of the transaction was March 25, 2005.
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

IBSG INTERNATIONAL, INC.

Date: June 13, 2006	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: June 13, 2006	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer