Form 10QSB/A
period 2005-09-30
IBSG INTERNATIONAL INC
filed 2006-06-13
CIK 1031905

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

This Form 10-QSB is being amended to restate the accompanying consolidated financial statements. In April 2006, management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 17, 2005, with changes in fair value charged to other income (expense) through September 30, 2005. See the consolidated financial statements Note 9 for further information.

IBSG International, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

ASSETS
As Restated (Note 9)
Current Assets
Cash	$645,411
Accounts receivable	6, 508,279
Prepaids	151,442
Total Current Assets	7,305,132

Equipment, net	1,008,217

Other Assets
Prepaids	582,336
Debt issue costs	11,261
Deposits	2,780
Deferred consulting	4,788,302
Total Other Assets	5,384,679

Total Assets	$13,698,028

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$195,982
Accrued interest payable	37,781
Deferred revenue	980,968
Capital leases payable	4,777
Convertible promissory note payable, net	251,736
Accrued liquidated damages	100,000
Warrant liability	511,108
Embedded conversion option liability	367,801
Total Current Liabilities	2,450,153

Commitments and Contingencies (See Note 5)

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized
45,682,857 shares issued and outstanding	46,772
Additional paid in capital	13,538,196
Accumulated deficit	(2,337,093)

Total Stockholders' Equity	11,247,875

Total Liabilities and Stockholders' Equity	$13,698,028

See accompanying notes to financial statements.

IBSG International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	As Restated		As Restated
	(Note 9)		(Note 9)
Sales	$1,379,537	$1,017,147	$3,819,018	$1,855,221

Cost of Sales	119,162	4,388	321,842	15,368

Gross Profit	1,260,375	1,012,759	3,497,176	1,839,853

Operating Expenses
Amortization and Depreciation	77,066	123,956	231,633	294,539
Stock based compensation	351,724	511,101	1,150,619	3,635,603
Bonus shares expense	-	-	19,200	-
Bad debt expense	-	-	-	-
Bad debt expense - related party	-	-	9,007	-
Professional Fees	189,028	27,103	508,150	75,163
Salary/Wages	183,521	138,769	532,114	418,863
General and Administrative	54,443	9,501	207,670	717,337
Total Operating Expenses	855,782	810,430	2,658,393	5,141,505

Income (Loss) from Operations	404,593	202,329	838,783	(3,301,652)

Other Income (Expense)
Gain on debt settlement	-	-	52,317	-
Loss on extinguishment of debt - related party	-	-	-	(156,765)
Interest expense	(126,792)	(3,905)	(294,096)	(32,155)
Liquidated damages expense	(60,000)	-	(100,000)	-
Change in fair value of embedded conversion option	(83,207)	-	(270,629)	-
Change in fair value of warrant liability	(118,163)	-	371,993	-
Total Other Income (Expense), net	(388,162)	(3,905)	(240,415)	(188,920)

Net Income (Loss)	$16,431	$198,424	$598,368	$(3,490,572)

Net Income (Loss) Per Share - Basic	$-	$0.01	$0.01	$(0.10)

Net Income (Loss) Per Share - Diluted	$-	$0.01	$0.01	$(0.10)

Weighted average number of shares outstanding during the period - Basic	46,585,740	36,098,130	45,686,791	35,903,892

Weighted average number of shares outstanding during the period - Diluted	49,477,301	36,098,130	45,686,791	35,903,892

See accompanying notes to financial statements

IBSG International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004
	As Restated
	(Note 9)
Cash Flows from Operating Activities:
Net income (loss)	$598,368	$(3,301,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	231,633	294,539
Amortization of debt discount costs	251,736	-
Change in fair value of warrants and embedded conversion option	(101,365)	-
Bad debt expense		162,820
Loss on debt extinguishment		156,765
Recognition of deferred stock based consulting fee	940,842	-
Stock issued for services	535,114	3,599,902
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,893,204)	(3,005,075)
Contributed services by officers, directors, or shareholders	141,812
Prepaids	(726,803)	(23,069)
Deposits	(1,400)	(1,380)
Other Assets	(11,261)	-
Increase (decrease) in:
Accounts payable and accrued expenses	(142,743)	94,834
Accrued interest payable	37,781	-
Accrued liquidated damages	100,000	-
Deferred revenue	(366,518)	1,177,280
Net Cash Used In Operating Activities	(406,008)	(845,036)

Cash Flows from Investing Activities:
Disbursement for loan - related party	-	(162,820)
Purchase of equipment	(10,689)	(102,522)
Advances to parent prior to consolidation	-	(185,513)
Net Cash Used In Investing Activities	(10,689)	(450,855)

Cash Flows from Financing Activities:
Proceeds from investment	-	-
Costs related to investment	-	-
Proceeds from convertible promissory note, net of issue costs	980,275	-
Repayments of related party borrowings	(238,960)	-
Payments on Notes Payable	-	(244,725)
Stock Offering Costs	-	(209,483)
Repayments of capital leases - principal portion	(7,203)	(8,566)
Proceeds from issuance of common stock, net of offering costs	319,575	1,786,555
Net Cash Provided by Financing Activities	1,053,687	1,323,781

Net Increase in Cash	$636,990	$27,890

Cash at Beginning of Period	8,421	5,559

Cash at End of Period	$645,411	$33,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,462	$15,745
Income taxes paid	$--	$--
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$--	$7,545,600
Common stock issued for services	$124,200	$2,541,293
Initial recording of debt discounts from issue costs and derivatives	$1,000,000	$--

See accompanying notes to financial statements

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

Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the nine months ended September 30, 2005, we activated 19 licenses for regional offices.

Our licenses for the Corporate Affairs Commission (Government of Nigeria) consisted of the following: 1) 1st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount, $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. In the period of January 1, 2005 to June 30, 2005, $1,020,000 was recognized on the balance of $1,020,000 that was deferred the prior period, leaving a deferred balance of $0.00. There was also $22,055 from the invoicing of the 1 year license was also recognized in the period ending June 30, 2005, leaving a deferred balance of $20,136.00 which was recognized in the 2 nd quarter for the balance of the contract. A subscription fee for 35,000 businesses for the period of July 1, 2005 to September 30, 2005 of $630,000 was recognized.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Revenue Recognition (Continued)

Our licenses for the organization, Buzgate for the first year contract at $100,000. The Company recognizes 65% of the license fee or $65,000 as revenue upon the activation of the agreement. The balance of 35% is amortized on a straight line basis over a one year period. This contract will be financed by the Company. Per the contract, the Company will receive 60% instead of the standard 30% of all Subscription Fees from here on.

Our licenses for the state of New Hampshire SBDC were sold for $40,000 for the first year, which is a direct linkage to Buzgate. The Company recognizes 65% of the license fee or $26,000 as revenue upon the activation of the agreement. The balance of 35% is amortized on a straight line basis over a one year period. Under this arrangement, the Company will receive 60% instead of the standard 30% of all Subscription Fees.

Our licenses for the Veterans Corporation were sold for $40,000 for the first year license, which is a direct linkage to Buzgate. The Company recognizes 65% of the license fee or $26,000 as revenue upon the activation of the agreement. The balance of 35% is amortized on a straight line basis over a one year period. Under this arrangement, the Company will receive 60% instead of the standard 30% of all Subscription Fees.

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
(Unaudited)

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
(Unaudited)

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

The President of the Company is being compensated at $150,000 per the year ended December 31, 2004 and $180,000 for 2005. No formal employment agreement exists. The President of the Company contributed accrued salary of $120,000 to capital as of June 30, 2005. The President of the Company contributed $26,500 to additional paid in capital as of September 30, 2005.

The Company loaned $9,007 in the period ended June 30, 2005, $171,072 in the year ended December 31, 2004 and $115,231 in the year ended December 31, 2003 to Commerce, Inc. These amounts were deemed to be uncollectible due to Commerce's bankruptcy filing. Accordingly, the Company recorded a bad debt expenses of $171,072 and $115,231 for the years ended December 31, 2004 and 2003, respectively. In the period ended June 30, 2005, the Company will record a bad debt of $9,007. The company's president is a former officer and director of Commerce. He served as Commerce's president and as a director for seven years prior to his extended personal leave in September of 2002 and resignation in February 2003.

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
(Unaudited)

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005
(Unaudited)

NOTE 4 -  EQUITY ISSUANCES (Continued)

In August 2005, the Company issued 40,000 shares of common stock for services rendered valued at $.124 per share, which was the closing price on the date of issue.

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

NOTE 7 - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2005 of $2,337,093. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock, other contemplated debt and equity financing, and increases in operating revenues from new development would enable the Company to continue as a going concern. There can be no assurance that the Company can or will be able to complete any debt or equity financing. If these are not successful, management is committed to meeting the operational cash flow needs of the Company.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005
(Unaudited)
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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES (Continued)

Class B Warrants:	The investors received Class B Warrants to purchase 322,581 shares. The Class B Warrants have a 180-day life post effective registration and an exercise price of $.26 per share.

Due Diligence Fee:	2% (two percent) of investment payable out of the escrow account upon closing.

The Company evaluated whether or not the senior secured convertible notes contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures were subject to liquidated damages requiring potential cash payments in the event the Company does not meet registration statement filing or effectiveness deadlines, pursuant to the criteria of EITF 00-19, the embedded conversion option must be accounted for as a derivative liability. In addition, the Class A and B warrants must be classified as liabilities for the same reason. The Company recorded an embedded conversion options liability of $716,652 and warrant liability relating to the warrants of $883,102 at the March 17, 2005 funding date and recorded a debt discount $980,274 along with debt discounts for other issue costs to the lender of $19,726 and a charge to change in fair value of embedded conversion option and warrants of $619,480. The debt discount is being amortized over the term of the notes. The change in fair value recorded as other expense from July 1, 2005 to September 30, 2005 was $201,370 and from March 17,2005 to September 30, 2005 was a other income of $101,364. The embedded conversion option and warrants were valued using a black-scholes option pricing model with the following assumptions:

	Warrants
	3/17/05	3/31/05	6/30/05	9/30/05
Expected volatility	111% to 148%	111% to 148%	111% to 148%	111% to 148%
Expected term	0.5 to 5 years	0.5 to 5 years	0.5 to 4.75 years	0.5 to 4.5 years
Annual rate of dividends	0	0	0	0
Discount rate	4.14%	4.14%	4.14	4.14

	Embedded Conversion Options
	3/17/05	3/31/05	6/30/05	9/30/05
Expected volatility	148%	148%	148%	148%
Expected term	2 years	2 years	1.75 years	1.5 years
Annual rate of dividends	0	0	0	0
Discount rate	4.14	4.14	4.14	4.14

Secured Convertible Notes payable at September 30, 2005 were as follows:

Secured convertible notes                     $1,000,000
Debt discount                                             748,264

Secured convertible note, net            $    251,736

Amortization expense for the six months ended June 30, 2005 was $251,736.

NOTE 9 - RESTATEMENT

In April 2006 management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 17, 2005 with changes in fair value charged to other income (expense). In addition the Company should have accrued certain liquidated damages.

The effect at September 30, 2005 and for the nine months then ended is as follows:

(a) Increase in warrant liability to $511,108
(b) Increase embedded conversion option liability to $367,801
(c) Increase in change in fair value net income of $101,364
(d) Decrease to additional paid-in capital of $980,274
(e) Increase in liquidated damages liability and expense of $100,000

The effect on net income and earnings per share was an decrease in net income of $261,371 and $.01 per share and increase in net income of $1,365 and no change in per share amount for the three and six months, respectively, ended September 30, 2005.

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

 Results of Operations for the Three and Nine Months ended September 30, 2005 and 2004

The Company reflected an increase in sales revenues for the three months ended September 30, 2005 to $1,379,537 compared to sales revenues for the three months ended September 30, 2004 of $1,017,147, an increase of $362,390. The Company reflected an increase in sales revenues for the nine months ended September 30, 2005 to $3,819,018 compared to sales revenues for the nine months ended September 30, 2004 of $1,855,221, an increase of $1,963,797. The Company had deferred revenues for the nine months ended September 30, 2005 of $980,968 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three and Nine Months ended September 30, 2005 and 2004

The Company had operating expenses of $855,782 for the three months ended September 30, 2005 compared to operating expenses of $810,430 for the three months ended September 30, 2004, an increase of $45,352, primarily as a result of the increase of general and administrative expenses. The Company had operating expenses of $2,658,393 for the nine months ended September 30, 2005 compared to operating expenses of $5,141,505 for the nine months ended September 30, 2004, a decrease of $2,483,112, primarily as a result of a decrease in stock based compensation and bad debt expense to a related party (Commerce, Inc.; see Note 3), offset by an increase of general and administrative expenses. The expenses we incurred in the quarter ended September 30, 2005, were primarily amortization of consulting services, stock based compensation, depreciation, bad debt expense and general and administrative expenses. This reflects an operating profit for the three months ended September 30, 2005 of $404,593 and an operating profit for the nine months ended September 30, 2005 of $838,783.

Other Income (Expenses)

The Company had other expenses net of $240,415 versus $188,920 for the nine months ended September 30, 2005 and 2004, respectively. The other expenses were $388,162 versus $3,905 for the three months ended September 30, 2005 and 2004, respectively. Interest expense was $294,096 and $126,792 for the nine and three months ended September 30, 2005 compared to $32,155 and $3,905 for the nine and three months ended September 30, 2004. The increase relates to our convertible debentures interest and amortization of related debt discounts. Also in 2005 we had liquidated damages expenses of$100,000 and $60,000 for the nine and three months ended September 30, 2005 relating to the registration rights agreements and change in fair value of derivative liabilities of $101,364 other income and $201,370 other expense for the nine and three months ended September 30, 2005.

Liquidity and Capital Resources

We incurred cumulative operating losses through September 30, 2005 of $2,337,093. Revenues had not been sufficient to cover its operating costs and to allow it to continue as a going concern. The notes in the unaudited financial statements at and for the quarter ended September 30, 2005, contain an explanatory paragraph raising substantial doubt of the Company's ability to continue as a going concern. Note 7 to the unaudited financial statements at and for the quarter ended September 30, 2005 describe the conditions, which raise this doubt and management's plans.

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

We currently have four (6) customers, the State of California, the Government of Nigeria, BuzGate, the State of Connecticut, the State of New Hampshire and Veteran Corporation. Our accounts receivable are as follows at September 30, 2005:

Corporate Affairs Commission (Nigeria)	$3,731,729
State of California	2,545,000
BuzGate	101,500
Connecticut	50,000
New Hampshire	40,000
Veteran Corporation	40,000
$6,508,279
      FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. We have no arrangements or sources of additional capital and may have to curtail our operations if additional capital is needed but is not available

Our customers who are generally state government agencies or quasi government business associations can be exceedingly tardy in paying their obligations to us.  We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business. The Company will use additional commercial market opportunities to offset the slow pay nature of the lucrative government contract market. The Company's current and projected acquisitions will expand the Company's retail and private sector markets, which should create a blend of payment cycles between the secured government markets and the commercial markets.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    Not applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    In August 2005, the Company issued 40,000 shares of common stock for services rendered valued at $.124 per share, which was the closing, price on the date of issue.

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