Form 10KSB/A
period 2005-12-31
IBSG INTERNATIONAL INC
filed 2006-06-13
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

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
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |_|

The issuer's revenues for the fiscal year ended December 31, 2005 were $7,651,064.

The number of shares outstanding of the issuer's common stock as of April 5, 2006 was 69,056,194 shares. The aggregate market value of the common stock of 59,996,194 shares held by non-affiliates, based on the closing price of the common stock on the over the counter market as of April 6, 2006 was $8,699,448.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]

PART I

This Form 10-KSB is being amended to restate the accompanying consolidated financial statements. In April 2006, management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 17, 2005 with changes in fair value charged to other income (expense) through December 31, 2005. See the consolidated financial statements Note 9 for further information.

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

Concurrent with the Share Exchange Agreement, M&K Trust (a trust controlled by the wife of the president and chairman of the Company) (Trust) sold certain assets to the Company in exchange for a note payable of $958,659. The note bears interest at 8.00% per annum and is secured by a security agreement naming all of the tangible and intangible assets of International. The assets sold to the Company include the exclusive license of software and source codes for the Company's proprietary software as well as various license/maintenance agreements with the users of such software. Group assumed the obligations of a previous company as licensor under such agreements. The trust obtained these assets from a company that was controlled by the president and chairman of the Company. Because of the related party nature of this transaction, the assets were valued at predecessor costs and represent actual cash which were paid to the previous company by the Trust for the development and commercialization of the software.

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

IBSD, Inc. will provide ongoing support of International's other subsidiaries, IBS Group and Secure Blue. The company provides development, system support and secure data storage, and maintains offices in the US and India.

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

Foreign Markets
In 2005 we signed a license agreement with IDC of South Africa. In 2004 we signed a license agreement with an agency of the country of Nigeria. We are positioning the product as a national solution for the support and development of the small to mid size business community (SMEs) and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. The IDC license was signed in conjunction with BAE Systems, who agreed through their “off set”program to provide funds to the IDC for the license fees. BizWorld Pro provides an economic development platform for the SME market and qualifies as an “off set” program. Similar projects are under consideration in several other regions around the world where BAE Systems is fulfilling it's “off set” contract requirements. Other multi national corporations have similar requirements and the Company intends to position itself as a preferred vendor for off set programs world wide. Additionally, the Company intends to develop an international digital commerce platform for the SME markets globally and open trade between the United States and other regions of the world.

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

IBSD will employ several consultant services to secure independent programming contracts. The company will also employ a small force of business developers to develop direct business for the company. Most of IBSD's revenue will be derived from sub contracting opportunities in the areas of maintenance, hosting and support for IGII's other subsidiaries.

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

Secure Blue believes that effective and speedy customer support is crucial to the long-term success of SOX Pro. As a mission-critical application, SOX Pro must be totally reliable and the support available must be of the highest order. We will be including 24/7 support as an integral part of the SOX Pro package with an ongoing annual fee of 20% of the first years license cost. IBSD's technical teams in the US and India will provide 24X7 support and will alternate between time zones to ensure continuous support coverage for end users and channel partners

Research and Development
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

Manufacturing
Our products are principally composed of user manuals and storage media, such as diskettes tapes, and/or CD-ROM. All coding and revisions are done at the central offices of the Company for all subsidiaries' products. All servers related to initial back up and developments are at the same location. The Company does very limited “hosting” which is done on-site. The Company follows the standard course for treatment of development software and storage with back up power supplies, redundant server farms and off site back up services.

Patents, Trademarks and Licenses
The Company currently relies upon a combination of trademark, copyright, and trade secret laws and contractual provisions to protect proprietary rights in its products. Both the intellectual property being sold by the Company's subsidiaries, IBS Group and Secure Blue, are copyright and Trade mark protected and owned by the Company. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Because the software industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology.

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

Personnel
As of March 15, 2006 the Company, including all subsidiaries had a total of 26 employees, 6 of which were engaged in marketing, sales and related customer support services, 15 were in research and development, and 5 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel is intense in the software industry. There can be no assurance that the Company will retain its key managerial and technical employees. The Company's failure to attract, assimilate or retain highly qualified sales, technical and managerial personnel could materially adversely affect the Company's business. None of the Company's employees are represented by a labor union. The Company has never experienced any work stoppages. None of our employees has a written employment agreement.

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

Item 6. Management's Discussion And Analysis Or Plan Of Operation

Management's Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the recognition of revenue based on the most astringent guidelines of GAAP in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with any future changes in GAAP regarding recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this annually report on Form 10-KSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

IBSD, Inc. will provide ongoing support of International's other subsidiaries, IBS Group and Secure Blue. The company provides development, system support and secure data storage, and maintains offices in the US and India.

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
      ·    Accounting for Derivatives

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

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

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

Interest Expense and Liquidated Damages

Interest expense was $456,251 in 2005 and $38,876 in 2004. The increase was due to the $1,000,000 convertible promissory note interest incurred since March 2005 and the related amortization gf debt discounts.

We incurred liquidated damages of $160,000 in 2005 since we did not file the required registration statement relating to the shares underlying the convertible promissory note and warrants. There was no similar requirement in 2004.

Change in Fair Value of Embedded Conversion Option and Warrant Liabilities

As discussed under “critical accounting policies” the embedded conversion option and warrants issued with the convertible debt were determined to be derivative liabilities. We recorded the derivative liabilities at the funding date of March 17, 2005 and changes in the fair value were recorded at each reporting date during 2005 as other expenses or income. The net effect was other income of $212,692 in 2005. There were no derivatives in 2004.

Net Income (Loss)

The Company reported a net income of $2,557,888 in 2005 and a net loss of $2,361,485 in 2004.

Liquidity and Capital Resources

We incurred cumulative operating losses through December 31, 2005 of $180,445. In 2005 revenues were sufficient to cover the Company's operating costs and to allow it to continue as a going concern in future periods. The Company was able to increase its current assets from $4,630,471 in 2004 to $12,552,268 in 2005. Accounts receivable accounted for part of this increase. The cash position of the Company also improved in 2005 to $1,297,449 from $8,421 in 2004.

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
$10,615,779

Obligations and Commitments

The following table reflects our contractual obligations and other commercial commitments as of December 31, 2005. This table does not include trade payables, derivative liabilities and other operating expenses not subject to written commitments such as salaries.

Payments Due By Period as of December 31, 2005
Total	Less Than 1 Year	1-3 Years	4-5 Years
Debt	$337,819	$337,819	$0.0
Capital Leases	$14,086	$10,086	$4,000
Total Contractual Obligations	$351,905	$347,905	$4,000

This does include the Company's Senior Secured Convertible Notes in the amount of $1,000,000 issued in March 2005.

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

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES YOUR EVALUATION OF OUR BUSINESS DIFFICULT.

We acquired our BizWorld Data System software and began servicing licensees of such software in 2003. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks include:

        ·    uncertain commercial acceptance of our products, including our Secure Blue product which we expect to introduce into the commercial marketplace in 2005;
        ·    technological obsolescence; and
        ·    competition, including competition from other software products which may enable users to achieve the same results as our software.

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

WE MAY HAVE DIFFICULTY IN MEETING THE DEMANDS WHICH MAY ARISE IN THE EVENT OF SIGNIFICANT GROWTH IN OUR OPERATIONS.

In the event we are successful in developing significant additional demand for our products we may experience significant pressure on the Company's managerial, operational, and financial resources. We may be required to rapidly add to our staff and facilities which may require additional financing. We cannot assure you that we will be successful in meeting the challenges of managing the growth of our business.

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

SECURITIES RISKS

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR SECURITIES DIFFICULT.

Trading in our securities will be subject to the “penny stock” rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transactions involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Item 7. Financial Statements

See the Company's restated consolidated financial statements beginning on page F-1.

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

Item 8B Other Information

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the directors and officers of the Company.
NAME	POSITION
Michael Rivers, PhD	President, CEO and Director
Geoffrey Birch	Director Treasurer
Jeffrey Willmott	Director

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

Our directors are elected for a one-year term at our annual shareholders' meeting. Vacancies may be filled by the Board of Directors until the next annual meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 received by the Company, transactions involving the Company and review of stockholder records, the Company believes, during the fiscal year ended December 31, 2004, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

        The following table summarizes compensation paid to the Company's president/chief executive officer in 2005 (the “named executive officers”) as well as his compensation in 2004. No other officer received compensation of $100,000 in any such year.
Annual Compensation			Long Term Compensation Awards
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Michael Rivers,	2005	$193,770
President, CEO	2004	$150,000	0	0	0	0	0	0

Dr. Rivers was appointed CEO of IBSG International as of November 17, 2003 and the salary reported is prorated through December 31, 2003. All of Dr. Rivers's salary is currently deferred and $100,000 of his 2004 salary was waived and contributed to the capital of the Company. All of Dr. Rivers's salary is currently deferred and $120,000 of his 2005 salary was waived and contributed to the capital of the Company.

EXECUTIVE EMPLOYMENT CONTRACTS

The named executive officer set forth in the Summary Compensation Table is an “at will” employee and does not have written employment agreement. The Board of Directors has established the 2005 current base annual salary of the named executive officers as $180,000. Currently 2005's salary is being deferred.

The Company has no stock option, SAR or other compensation plans.

DIRECTOR COMPENSATION

Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the Company.

On January 15, 2004, the Company issued 3,075,000 shares of common stock to consulting companies controlled or represented by Geoffrey Birch's wife, the Company's Chief Financial Officer and a director. These shares were valued at $1.28 per share and were set up as deferred compensation. The deferred compensation of $3,936,000 is being amortized on a straight line basis of 6 years based on the consulting contracts.

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
officers as a group (3 persons)

* Less than 2%

        (1)        Represents shares owned in the name of M&K Trust, a trust established in April of 2001 for the benefit of Michael Rivers' children and wife, Kim Rivers. Kim Rivers is the trustee of the trust and exercises sole voting and investment power with respect to such shares. Dr. Rivers disclaims any beneficial interest in such shares.        (2) Represents shares owned in the name of Mr. Birch's shares are owned by Sylvrey, LTD and Tamarinada Ventures LTD of in Guernsey, UK.

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

The following issuances of common stock in 2005 were approved by the Company's Board of Directors. Except as indicated, these issuances were not to directors, officers or 10% holders. Reference is made to Note 5 to the Financial Statements included in this report for further information concerning these issuances.

Shares issued for cash	16,779,284
Shares issued for services	588,249
Shares issued for bonuses	70,000
Shares issued for board member services	2,095,000
Shares issued for price guarantee	3,196,123
Shares issued for debt ext	40,000

Item 12. Certain Relationships and Related Transactions

On February 13, 2004 the Company purchased a software license and other assets from M&K Trust, a Trust controlled by the wife of the President and a controlling shareholder, in exchange for a note payable in the amount of $958,659 payable in one hundred twenty (120) equal installments of $12,132.76 on the last day of each month commencing December 1, 2003, with the final installment due and payable on November 30, 2015, which payments include interest at the rate of 8% per annum. The note is secured by a security agreement covering all of the Company's tangible and intangible assets. The assets sold to the Company include the exclusive license of software and source codes for the Company's proprietary software as well as various license/maintenance agreements with the users of such software and accounts receivable generated under such license/maintenance agreements. In June 2004, the Company and the Trust agreed to partially satisfy the note and modify the remaining payment terms. The Company agreed to issue 1,500,000 shares of its common stock to the M&K Trust and pay $125,000 to the Trust as a partial payment on the note payable. The shares were valued at the closing price on the date of issuance of $0.45 per share. Pursuant to the agreement, the balance on the note payable to the M&K Trust was to be $125,000 after the share issuance and $125,000 payment which was to be paid on January 2, 2005 without further interest. As a result of the share valuation, the Company recognized a loss on extinguishment of debt of $156,765 because the shares valued of $675,000 exceeded the amount of the debt being extinguished which was $518,235. During the year ended December 31, 2004, the Company made cash payments of $243,815 on the note payable.

During the year ended December 31, 2004, the M&K Trust loaned an additional $42,351 to the Company in addition to the above-referenced note. At December 31, 2004, the Company owed the M&K Trust $238,960.

The President of the Company waived the right to receive $100,000 of his 2004 salary which has been accounted for as a contribution to the Company's capital. On January 15, 2004, the Company issued 3,075,000 shares of common stock to consulting companies controlled or represented by Geoffrey Birch's wife, the Company's Chief Financial Officer. These shares were valued at $1.28 per share and were set up as deferred compensation. The deferred compensation of $3,936,000 is being amortized on a straight line basis of 5 years based on the consulting contracts.

The President of the Company waived the right to receive $120,000 of his 2005 salary which has been accounted for as a contribution to the Company's capital. The President of the Company also contributed $26,500 to the Company in 2005.

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

10.5	Form of Senior Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 31, 2005

10.6	Form of Class A Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 31, 2005

10.7	Form of Class B Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 31, 2005

10.8	Form of Security Agreement. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on March 31, 2005

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Form 10-KSB, filed March 21, 2004.)

21	Subsidiaries of the Small Business Issuer.

16.1	Letter from Robert C. Seiwell, CPA. Incorporated by reference to Exhibit 16. to the Company's Form 8-K/A, filed on March 31, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        HJ & Associates, LLC (“HJ&A”) has audited the Company's financial statements annually since 2003.   Fees related to services performed by HJ&A in 2005 and 2004 were as follows:
	2005	2004
Audit Fees (1)	$42,159	$59,500
Audit-Related Fees
Tax Fees (2)

All Other Fees (3)	$3,430	$8,995

Total	$45,589	$68,495

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to Registration Statement Reviews and Comments.

The Board of Directors has reviewed and discussed with the Company's management and auditors the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2005 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.

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

IBSG INTERNATIONAL, INC

Date: June 13, 2006	By:	/s/ Michael Rivers
Michael Rivers
President

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Michael Rivers	President and Director ( Principal	June 13, 2006
Michael Rivers	Executive Officer)

/s/ Jeffery Wilmont	Director	June 13, 2006
Jeffery Wilmont

/s/ Geoffrey Birch	Director, Treasurer (Principal	June 13, 2006
Geoffrey Birch	Accounting Officer)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

F-1-

C O N T E N T S
F-2-

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

As discussed in Note 9 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2004 and 2005. This action was taken as a result of an incorrect amortization time for the deferred consulting services contracts in 2004 and an embedded derivative in 2005. Adjustments have been made to correct these errors.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 1, 2006 except for Note 9 which is June 5, 2006
F-3-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS
December 31, 2005 As Restated (Note 9)
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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
December 31, 2005 (As Restated Note 9)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$873,687
Accrued Interest Payable	55,425
Deferred revenue (Note 2)	1,256,422
Capital leases payable	14,086
Convertible promissory note payable, net	395,890
Accrued liquidated damages	160,000
Embedded conversion option liability	273,350
Warrant liability	494,233

Total Current Liabilities	3,523,093

TOTAL LIABILITIES	3,523,093

COMMITMENTS AND CONTINGENCIES (Note 6)	--
STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 60,398,858 shares issued and
Outstanding	60,399
Additional paid-in capital	14,813,780

Accumulated deficit	(180,445)

Total Stockholders' Equity	14,693,734

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$18,216,827

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

		For the years ended December 31,
		2005 As Restated (Note 9)	2004 (Restated)
REVENUES		$7,651,064	$3,295,014

EXPENSES
Cost of Sales		410,726	223,293
Services paid for with common stock		1,802,581	1,450,338
Amortization and depreciation		39,685	30,757
Bonus shares expense		19,200	2,445,843
Bad debt expense - related party		9,007	171,072
Professional Fees General and administrative expenses		717,052 1,630,917	-- 1,139,555

Total Expenses		4,629,168	5,460,858

Income (Loss) from operations		3,021,896	(2,165,844)

OTHER EXPENSES
Loss on extinguishment of related party debt		--	(156,765)
Interest expense		(456,251)	(38,876)
Liquidated damages option liability		(160,000)	--
Change in fair value of embedded conversion		388,870	--
Change in far value of warrant liability		(176,178)	--
Loss on extinguishment of an asset		(8,266)	--
Gain on debt		52, 317	--
Tax provision		(104,500)	--
Total Other Expenses		(464,008)	(195,641)

Income (Loss)		$2,557,888	$(2,361,485)
BASIC Income (Loss) PER SHARE	$.	.06	$(0.07)
BASIC Income (Loss) PER SHARE Diluted	$	. 05	--
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		44,841,613	32,399,692
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING Diluted		48,370,611	--

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
As Restated (Note 9)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Payable	Deficit

Balance, December 31, 2003	15,000,000	15,000	(5,000)	--	(376,848)

Recapitalization	5,978,772	5,979	67,531	112,000	--

Common stock issued for cash	4,660,402	4,660	1,825,794	(112,000)	--

Common stock issued for stock offering costs	843,132	843	823,566	--	--

Stock offering costs	--	--	(824,406)	--	--
Common stock issued for services	333,000	333	172,497	--	--

Common stock issued for bonus shares	2,267,104	2,267	2,443,576	--	--
Common stock issued for deferred compensation	6,372,792	6,373	6,981,040	--	--
Common stock issued for extinguishment of related party debt	1,500,000	1,500	673,500	--	--

Common stock issued for assets	650,000	650	363,350	--	--

Cash received for shares issued in 2005	--	--	--	59,500	--
Fair value of warrants granted for services rendered	--	--	216,366	--	--

Officer contribution of salary	--	--	100,000	--	--
				--	--
Stock offering costs paid	--	--	(346,453)	--	--

Amortization of deferred costs	--	--	--	--	--

Net loss for the year ended December 31, 2004	--	--	--	--	(2,361,485)

Balance, December 31, 2004	37,605,202	$37,605	$12,491,361	$59,500	$(2,738,333)

Common Stock issued for cash	16,779,284	16,779	1,792,887	--	--
Common stock issued for (Restricted) for Commissions/Services	588,249	588	225,810	(59,500)	--
Price Guarantee	3,196,123	3,198		--	--
Common stock issued for Bonus Shares	70,000	70	18,130	--	--
Common stock issued
for fundraising			(121,398)	--	--

Common stock issued Board Member Services	2,095,000	2,095	410,355	--	--
Officer Contribution of Salary M. Rivers			146,500	--	--
Common Stock issued for Debt ext	40,000	40	4,360		--
Amortization of Deferred Costs	--	--		--	--
Payment of stock offering costs	--	--	(147,950)	--	--
Common stock issued for services	25,000	25	3,725	--	--
Net Income, December 31, 2005	--	--	--	--	2,557,888
Balance, December 31, 2005	60,398,858	$60,400	$14,813,780	$--	$(180,445)

The accompanying notes are an integral part of these consolidated financial statements.
F-7-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005 As Restated (Note 9)	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$2,557,888	$(2,361,485)
Adjustments to reconcile net loss to net
cash used by operating activities:
Equity instruments	1,392,727	2,835,039
Amortization of deferred consulting expense	629,438	1,061,142
Bad debt expense	9,007	171,072
Amortization and depreciation expense	331,857	254,050
Change in fair value of warrant and embedded conversion option liabilities	(212,692)	--
Amortization of debt discount costs	390,063	--
Loss on extinguishment of Related party debt	--	156,765
Contributed services by officers Changes in operating assets and liabilities:	146,500	--
Accounts receivable	(6,023,304)	(4,615,075)
Prepaid expenses	(609,465)	(6,975)
Decrease (Increase) in deposits	(20)	3,667
Increase in accounts payableand accrued expenses	524,682	249,642
Accrued liquidated damages	160,000	--
Accrued Interest payable	55,425	--
Deferred revenue	(91,064)	1,347,486

Net Cash Used by Operating Activities	(738,958)	(904,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	--	(171,072)
Purchase of fixed assets	(12,326)	(163,411)

Net Cash Used by Investing Activities	(12,326)	(334,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	--	42,351
Payments of related party borrowings	(243,648)	(243,815)
Proceeds from convertible note	980,275	--
Payments on capital leases	(11,993)	11,980
Proceeds from stock subscription payable		59,500
Stock offering costs	--	(346,453)
Common stock issued for cash	1,315,678	1,718,454

Net Cash Provided by Financing Activities	2,040,312	1,242,017

NET INCREASE IN CASH	1,289,028	2,862
CASH AT BEGINNING OF PERIOD	8,421	5,559

CASH AT END OF PERIOD	$1,297,449	$8,421

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Continued)

	For the Years Ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$--	$33,291
Income taxes paid	$--	$--
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$--	$6,987,413
Equity instruments	$428,485	$2,835,039
Common stock issued for extinguishment of
related party debt	$--	$675,000
Initial recording of debt discounts from issue costs and derivatives	$1,000,000	$--
Common stock issued for acquisition of software	$--	$364,000
Recapitalization	$--	$73,513
Common stock issued for extinguishment of Debt	$4,360	$--
Common stock issued for service	$3,725	$--

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - ORGANIZATION
a. Organization

The consolidated financial statements presented include those of IBSG International, Inc. (International) and its wholly owned subsidiaries Intelligent Business Systems Group, Inc. (Group) and Secure Blue, Inc. (Secure Blue). Collectively they are referred to as `the Company'. All material intercompany accounts have been eliminated in consolidation.

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

Concurrent with the Share Exchange Agreement, M&K Trust (a trust controlled by the wife of the president and chairman of the Company) (Trust) sold certain assets to International in exchange for a note payable of $958,659. The note bears interest at 8.00% per annum and is secured by a security agreement naming all of the tangible and intangible assets of International. The assets sold to the Company include the exclusive license of software and source codes for the Company's proprietary software as well as various license/maintenance agreements with the users of such software. Group assumed the obligations of a previous company as licensor under such agreements. The trust obtained these assets from a company that was controlled by the president and chairman of the Company. Because of the related party nature of this transaction, the assets were valued at predecessor costs and represent actual cash which were paid to the previous company by the Trust for the development and commercialization of the software.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - ORGANIZATION (Continued)
a. Organization (Continued)

International completed an acquisition of certain assets of RedHand International, a UK based company, which included sophisticated security software and a channel partner agreement. International created a new company called Secure Blue which will (1) market the acquired software as a comprehensive solution for Sarbanes-Oxley compliance; (2) integrate the software into it's other subsidiary Group's digital commerce platform with the benefits of adding monitoring capabilities as well as position businesses utilizing the platform to be Sarbanes-Oxley compliant and: (3) to cross market the products into receptive vertical markets. The purchase of RedHand consisted of 650,000 shares of common stock valued at $0.56 per share totaling $364,000 plus $46,088 of amounts due to be paid in cash. The entire purchase price of $410,088 was allocated to the software purchased which will be amortized over a 5 year period on a straight line basis.

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

Our licenses for the corporate affairs commission (Government of Nigeria) consisted of the following: 1) 1 st year license fee of a 5 year term effective from June 1, 2004 to June 1, 2005 for $250,000. Of this amount $162,500 was recognized upon the activation of the license and the balance of $87,500 is being amortized on a straight line basis over the 1 year period. 2) A subscription fee for 35,000 businesses at $6.00 per business per month for a period of three (3) months total invoice of $630,000. All of this revenue was recognized in the period of June 1, 2004 to September 1, 2004. 3) A subscription fee for 35,000 businesses for the next three months which is being recognized on a straight line basis for the period from September 2004 to November 1, 2004 total invoice of $840,000, and 4) a subscription fee for 35,000 businesses for the six months ended June 1, 2005. The invoice was for $1,260,000 of which $210,000 was recognized for December 2004 and the balance of $1,020,000 is deferred for 2005. 5) Second year license maintenance fees from June 1, 2005 through June 1, 2006 was $62,500 of which $53,641 was recognized through December 2005 and the balance of $8,859 was deferred for 2006. 6) A subscription fee for 35,000 businesses for the next nine months which is being recognized on a straight line basis for the period from of March 1, 2005 through December 2005.

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

g. Basis Income (Loss) per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the Years Ended December 31,
	2005	2004
Income / Loss (numerator)	$2,557,888	$(2,361,485)
Shares (denominator)	60,398,858	32,399,962

Income (Loss) per share	$.06	$(0.07)

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
F-17-

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

i. Recent Accounting Pronouncements (Continued)

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

j. Cost of Sales

Cost of sales is comprised of the amortization of the capitalized software costs.

k. Long Lived Assets

The Company follows the provisions of SFAS No. 142 and reviews long-lived assets and identifiable tangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

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
F-21-

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 8 - NOTE PAYABLE: LH ASSOCIATES
Securities Issued:	· $1 million Senior Secured Convertible Notes (the “Notes”) and · Class A and Class B common stock purchase warrants.

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

The Company evaluated whether or not the senior secured convertible notes contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures were subject to liquidated damages requiring potential cash payments in the event the Company does not meet registration statement filing or effectiveness deadlines, pursuant to the criteria of EITF 00-19, the embedded conversion option must be accounted for as a derivative liability. In addition, the Class A and B warrants must be classified as liabilities for the same reason. The Company recorded an embedded conversion options liability of $716,652 and warrant liability relating to the warrants of $883,102 at the March 17, 2005 funding date and recorded a debt discount $980,275 along with debt discounts for other issue costs to the lender of $19,726 and a charge to change in fair value of embedded conversion option and warrants of of $619,480 The debt discount is being amortized over the term of the notes. The change in fair value recorded as other income for the year ended December 31, 2005 was a credit of $212,692 . The embedded conversion option and warrants were valued using a black-scholes option pricing model with the following assumptions:

	Warrants
	3/17/05	12/31/05
Expected volatility	111% to 148%	111% to 181%
Expected term	0.5 to 5 years	0.5 to 4.25 years
Annual rate of dividends	0	0
Discount rate	4.14%	4.35%

	Embedded Conversion Options
	3/17/05	12/31/05
Expected volatility	148%	138%
Expected term	2 years	1.25 years
Annual rate of dividends	0	0
Discount rate	4.14%	4.38

Secured Convertible Notes payable at December 31, 2005 were as follows:

Secured convertible notes                     $1,000,000
Debt discount                                             604,110

Secured convertible note, net                $    395,890

Amortization recorded as interest expense for the year ended December 31, 2005 was $395,890.

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

The Company is restating its financial statements for the year ended December 31, 2005. In April 2006 management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 17, 2005 with changes in fair value charged to other income (expense). In addition the Company should have accrued certain liquidated damages.

The effect as of December 31, 2005 and for the year then ended is as follows:

(a) Increase in warrant liability to $494,233
(b) Increase embedded conversion option liability to $273,350
(c) Increase in change in fair value net other income of $212,692
(d) Decrease to additional paid-in capital of $980,275
(e) Increase in liquidated damages liability and expense of $160,000

The effect on net income and earnings per share for the year ended December 31, 2005 was an increase in net income of $52,692 with no change in basic or diluted earnings per share.

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

Effective March 18, 2006, Galaxy Five (PTY) Ltd, a South African entity which operates as a business consultant firm designed to improve vendor capabilities and produce vendor opportunities for the South African market with multi-national firms in specific vertical industries beginning with the mining industry of South Africa, acquired selected Company assets, specifically the Company's right, title and interest in and to the asset known as the CAC contract in Nigeria and all associated assets (the “Asset”) as disclosed on the Asset Purchase Agreement between the parties.

On January 11, 2006 the Company issued 8,347,336 common stock for debt.

On January 6, 2006 the Company issued 110,000 common stock for cash.

On January 27, 2006 the Company issued 100,000 common stock for services

On February 7, 2006 the Company issued 100,000 common stock for services

