Form 10QSB
period 2006-06-30
IBSG INTERNATIONAL INC
filed 2006-08-14
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of August 6, 2006, there were 72,689,194  shares of the registrant's common stock outstanding.

IBSG INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements
 (a) Consolidated Balance Sheets as of June 30, 2006 (unaudited)
(b)	Consolidated Statements of Operations for the Three Months, and Six Months Ended June 30, 2006 and 2005 (unaudited)
(c)	Consolidated Statement of Cash Flow for the Six Months Ended June 30, 2006 and 2005 (unaudited)
(d)	Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
    Operations

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

Signatures

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006
(Unaudited)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS

CURRENT ASSETS	June 30, 2006

Cash	$1,187,008
Accounts receivable	8,892,500
Prepaid expenses	528,202

Total Current Assets	10,607,710

FURNITURE, FIXTURES AND SOFTWARE, NET	784,290

OTHER ASSETS

Account receivable - Long term	3,000,000
Deposits	5,564
Deferred Consulting Services	4,144,362

Total Other Assets	7,149,926

TOTAL ASSETS	$18,541,926
The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	June 30, 2006

Accounts payable and accrued expenses	$387,266
Accrued tax provision	794,244
Deferred revenue	660,858
Capital leases payable	6,718

Total Current Liabilities	1,849,086

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001
par value; 68,325,193 shares issued and outstanding	68,325
Additional paid-in capital	15,751,447
Retained Earnings	873,068

Total Stockholders’ Equity	16,692,840

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$18,541,926
The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Sales	$2,894,817	$1,330,937	$5,020,563	$2,439,481

Cost of Sales	68,042	137,691	136,085	226,575

Gross Profit	2,826,775	1,193,246	4,884,478	2,212,906

Operating Expenses
Amortization and Depreciation	9,425	148,256	19,819	149,278
Stock based compensation	301,332	316,948	647,921	798,895
Bonus shares expense	-	-	-	19,200
Bonus	-	-	25,000	-
Bad debt expense - related party	-	3,998	-	9,007
Professional Fees	406,616	245,284	478,976	319,123
General and Administrative	490,716	222,686	887,015	479,626
Total Operating Expenses	1,208,089	937,172	2,058,731	1,775,129

Income from Operations	1,618,686	256,074	2,825,747	437,777

Other Income (Expense)
Gain on debt settlement	-	-	-	52,317
Loss on debt settlement and warrants	-	-	(470,897)	-
Change in Fair Value of embedded options	-	170,869	(18,683)	(187,422)
Change in Fair Value of warrants	-	195,634	(61,181)	490,158
Loss on asset sale	-	-	(531,729)	-
Liquidated damages expense	-	(40,000)	-	(40,000)
Interest expense		(146,537)	-	(167,074)
Tax Provision	(677,556))	-	(689,744))	-
			-	-
Total Other Income (Expense), net	(677,556))	179,966	(1,772,234)	147,979

Net Income	$941,130	$436,040	$1,053,513	$585,756

Net Income Per Share - Basic	$0.01	$0.01	$0.02	$0.01

Net Income Per Share - Diluted	$0.01	$0.01	$0.02	$0.01

Weighted average number of shares outstanding during the period - Basic	68,271,544	45,690,919	67,207,138	41,520,539

Weighted average number of shares outstanding during the period - Diluted	68,271,544	49,241,726	67,207,138	43,458,443

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$1,053,513	$585,756
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Recognition of deferred consulting fee	587,334	693,894
Bad debt expense - related party	-	9,007
Amortization and depreciation expense	155,906	149,278
Amortization of debt discount	-	143,835
Amortization of debt issue costs	-	2,166
Change in fair value of warrants		(302,736)
Change in fair value of embedded opt	-
Loss on settlement of debt	470,897	-
Gain on debt settlement	-	(52,317)
Reduction of stock subscription payable	-	(59,500)
Stock issued for services	20,000	703,700
Changes in operating assets and liabilities:
Accounts receivable	1,745,879	(1,170,500)
Prepaids	88,238	(966,796)
Decrease (increase) in other assets	(3,004,164)	(1,400)
Increase (decrease) in accounts payable & accrued expenses	(270,616)	(127,543)
Accrued interest payable	(55,425)	31,802
Accrued liquidated damages	11,613	40,000
Accrued tax provision	689,744	-
Deferred revenue	(595,564)	(406,981)

Net Cash Provided (Used) by Operating Activities	897,355	(728,335)

CASH FLOWS FROM INVESTING ACTIVITIES:

Disbursement for loan - related party	-	(9,007)
Purchase of fixed assets	(17,824)	(3,111)

Net Cash Provided (Used) by Investing Activities	(17,824)	(12,118)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Investment	-	965,225
Costs related to Investment	-	-
Repurchase of stock from shareholders	(979,406)	-
Payment of investor	(125,000)	-
Payments of related party borrowings	-	(238,803)
Payments on Note Payable	(250,000)	-
Payments on capital leases	(7,368)	(4,756)
Proceeds from stock subscription payable	353,270	-
Stock offering costs	(1,300)	-
Common stock issued for cash	19,833	319,575

Net Cash Provided (Used) by Financing Activities	(989,971)	1,041,241

NET INCREASE (DECREASE) IN CASH	(110,440)	300,788

CASH AT BEGINNING OF PERIOD	1,297,448	8,421

CASH AT END OF PERIOD	$1,187,008	$309,209

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$-	$124,200
Initial recording of debt discounts from issue costs and derivatives	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
June 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Revenue Recognition

Our license agreements typically run for four or five years. A first year license fee, inclusive of maintenance. Installation, integration and training, are payable at the initiation of the license as separate line items. . License maintenance is payable on the second through fourth/fifth anniversary date of the license. Each fee covers the license/maintenance fee for one year. Such fees are accounted as unearned revenue and recognized as revenue ratably over each annual period. We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are scheduled as a separate activity and can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, value to the customer is determined on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements. Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately until we have delivered the specified upgrade or additional service. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
June 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Revenue Recognition (Continued)

We consider a non-cancelable agreement signed by the customer and the Company to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software via the internet. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Probable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. Additional consideration is given to the type of customer. Most of our customers are government or quasi-government agencies and are thus considered low collection risk although payments could take as long as 12 months to be brought current by the customer due to the slow pay nature of such entities. Late payments and interest can be assessed based on unpaid balances on a monthly basis. Contracts do not include Rights of Return. They do include cancellation clauses available to both parties for material breaches of contracts.

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
June 30, 2006

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

Our licenses for the state of California for each regional office are sold for $50,000 each for the first year. The Company recognizes 65% of the license fee or $32,500 as revenue upon the activation of the license by a regional office. The balance of 35% is amortized on a straight line basis over a one year period. During the three months ended March 31, 2006 we renewed seven licenses for regional offices for $87,500. In the three months ending June 30, 2006 we renewed 22 licenses for regional offices for $275,000.

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
June 30, 2006

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
June 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

We currently have three (3) major customers, the State of California, Galaxy Five of South Africa, and the Industrial Development Corporation - South Africa Initiative. This does not reflect sub-licenses of our customers. Our accounts receivable are as follows at June 30, 2006:

Current - Account Revievable
Galaxy Five	$500,000
State of California	2,705,000
Industrial Development Corporation	5,687,500
$8,892,500

Account Recievable - Long term
Galaxy Five	$3,000,000
Total Long term receivable	$3,000,000

We recognized revenue of the following amounts for the six months ended June 30, 2006:

State of California	$267,420
Industrial Development Corporation	2,362,500
$2,629,920

Deferred revenue consisted of the following at June 30, 2006:

Industrial Development Corporation	$535,616
State of California	125,242
$660,858

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
June 30, 2006

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

In March 2006, the Company issued 3,633,000 shares of common stock for cash valued at $0.10 per share.

In April 2006, the Company re-purchased 4,614,001 shares of common stock at $0.18 per share.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006

NOTE 4 - SETTLEMENT OF $1 MILLION SENIOR SECURED CONVERTIBLE NOTE AND RELATED WARRANTS

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

On the Settlement Date, the $292,034 fair value liability of the embedded conversion option and the then $555,412 fair value liability of the warrants were reclassified to equity as additional paid-in capital.

NOTE 5 -SUBSEQUENT EVENTS

In July 2006, the Company issued 1,650,000 shares of stock for the members of the board of directors.

In July 2006, the Company issued 200,000 shares of stock for the aquistion of A-Division Systems IT, LTD.

In the third quarter, the Company expects to close an offering to raise 2.5 million in investments.

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

A-Division IT establishes it projects for multi-national corporations around the world. The projects are recognized off set program qualified and provide a required contractual obligation of theses corporations. A-Division IT is the IT off set provider to BAE Systems and maintains relationships with various other multi national corporations. A-Division maintains office in the United Kingdom. A-Division, through a range of associations with various government representatives, is also providing it solutions to various governments.

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

We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation had been included in the year one license fee and in the later part of 2005. The Company decided to separate these activities/services from the year one license fee. These services can be delivered at any time after the license has been conveyed. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. The revenue recognition policy is as follows; 65% of the year one license recognized upfront to cover the costs OF the initial investment/purchase of the license of the System. This revenue is recognized in month one. The original agreement on the purchase of the license of System was to be paid within a payment schedule over a period of time in order to recoup maintenance costs. It was agreed that on an average taking 65% license fee would cover this cost, the initial expenses of the employees’ time on business development which includes assisting the customer with public awareness and providing initial marketing assistance and guidance in developing a list of prospect satellite candidates as well as presentation assistance for the same and initial profit for the license sale. The balance in deferred would be maintenance costs for the remainder of the first year and gross profit. The average contract length is five years. As stated in paragraph 27 of SOP 97-2, the customer intends to utilize the system over that period of time as an integral part of their overall operation and as such can continue to be reflected as fixed or determinable. The length of time that a customer is projected to bring invoices current is 12 months and believed to be atypical for these types of contracts but is expected by management to reduce in time to no more then 9 months to be brought current at such time as our receivables become part of the customers’ accounts payable system. Based on paragraph 28 of SOP 97-2, our contracts are generally long term (greater then 12 months and payments on invoices are not expected to be longer than 12 months, the fee is therefore recognized as fixed and determinable as set forth in paragraph 28.

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

Results of Operations for the Three and Six Months ended June 30, 2006 and 2005

The Company reflected an increase in sales revenues for the three months ended June 30, 2006 to $2,894,817 compared to sales revenues for the three months ended June 30, 2005 of $1,330,937, an increase of $1,563,880. The majority of this additional revenue was from Industrial Development Corporation who signed up additional satellite licenses for $2,362,500. The Company also recorded higher sales revenues for the six months ended June 30, 2006 of $5,020,563 compared to June 30, 2005 sale revenues of $2,439,481. The Company had deferred revenues for the six months ended June 30, 2006 of $660,858 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three and Six Months ended June 30, 2006 and 2005

The Company had operating expenses of $1,208,089 for the three months ended June 30, 2006 compared to operating expenses of $937,172 for the three months ended June 30, 2005, an increase of $270,917. The primary reason for the increase was due to an increase in professional fees of $161,032 and also an increase in salary of $138,831, The salary increase was due to the staff located in India as well as an increase in staff due to increase of sales. The professional services expense was increase due to the contract obtained in South Africa. This reflects an operating profit for the three months ended June 30, 2006 of $941,130, as compared to $436,040 for the three months ending June 30, 2005.

Other Expense for the Three and Six Months ended June 30, 2006 and 2005

The company had other expenses of $1,772,234 for the six months ended June 30, 2006 compared to other net income of $147,979 for the six months ended June 30, 2005. The 2005 figures were restated to reflect the change in fair value of the embedded conventional options and in the fair value of the warrants. The increase of other expenses for 2006 was due to the settlement of the debt and warrants outstanding, the sale of an asset and a provision for taxes. The loss associated with the settlement of the debt and warrants were $470,897. The Company recorded a $531,729 loss associated with the sale of the CAC asset. The Company had recognized a total of $3.5 million at the time of the sale. The sale was for $4 million of which $1 million is due in 2006 and the balance is due for each subsequent year over the next 3 years. This figure is reflected in the long term receivable category on the balance sheet under assets. The Company has allocated $689,744 for proposed taxes. The Company accrued $12,188 of taxes for the first quarter and an additional $677,556 for the second quarter. The Net Income reported for the six months ending June 30, 2006 was $1,053,513.

Liquidity and Capital Resources

The company has been able to pay off the $1,000,000 of Senior Secured Convertible Notes. In the second quarter of 2006, the company purchased 4,614,001 of common stock from the debt holder. We believe the proceeds from the receivables and the reserves will generate sufficient cash in assisting with the operating needs of the company. The company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

We currently have three (3) major customers, the State of California, Galaxy Five - of South Africa and Industrial Development Corporation a South Africa Initiative. Our current accounts receivable are as follows at June 30, 2006:
Galaxy Five	$500,000
State of California	2,705,000
Industrial Development Corporation	5,687,500
$8,892,500

In the third quarter, the Company expects to close an offering in which the Company expects to raise 2.5 million in investments.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In April 2006, the Company re-purchased 4,614,001 shares of common stock at $0.18 per share.

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

        Not applicable

Item 6. Exhibits

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on May 10, 2006.

IBSG INTERNATIONAL, INC.

Date: August 14, 2006	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: August 14, 2006	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer