Form 10QSB
period 2006-09-30
IBSG INTERNATIONAL INC
filed 2006-11-14
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747
(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of November 12, 2006, there were 6,997,436 shares of the registrant's common stock outstanding.

IBSG INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements

(a)	Consolidated Balance Sheets as of September 30, 2006 (unaudited)

(b)	Consolidated Statements of Operations for the Three Months, and Nine Months Ended September 30, 2006 and 2005 (unaudited)

(c)	Consolidated Statement of Cash Flow for the Nine Months Ended September 30, 2006 and 2005 (unaudited)

(d)	Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
(Unaudited)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS

CURRENT ASSETS	September 30, 2006

Cash	$1,121,311
Accounts receivable	11,680,000
Prepaid expenses	493,483

Total Current Assets	13,294,794

FURNITURE, FIXTURES AND SOFTWARE, NET	716,075

OTHER ASSETS

Account receivable - Long term	3,000,000
Deposits	4,164
Deferred Consulting Services	3,850,695
Goodwill	38,000
Total Other Assets	6,892,859

TOTAL ASSETS	$20,903,728
The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	September 30, 2006

Accounts payable and accrued expenses	$378,821
Accrued tax provision	1,158,202
Deferred revenue	2,095,824
Capital leases payable	5,374

Total Current Liabilities	3,638,221

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001
par value; 7,017,519 shares issued and outstanding	7,017
Additional paid-in capital	16,114,755
Retained Earnings	1,143,735

Total Stockholders’ Equity	17,265,507

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$20,903,728
The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Restated Note 5)		(Restated Note 5)
Sales	$2,798,686	$1,379,537	$7,516,378	$3,819,018

Cost of Sales	68,042	119,162	204,129	321,842

Gross Profit	2,730,644	1,260,375	7,312,249	3,497,176

Operating Expenses
Amortization and Depreciation	8,829	77,066	28,647	231,633
Stock based compensation	595,292	351,724	1,243,213	1,150,619
Bonus shares expense	-	-	-	19,200
Bonus	-	-	25,000	-
Bad debt expense - related party	-	-	-	9,007
Professional Fees	165,003	189,028	643,979	508,150
General and Administrative	1,008,144	54,443	1,913,267	739,784
Total Operating Expenses	1,777,268	855,782	3,854,106	2,658,393

Income from Operations	953,376	404,593	3,458,143	838,783

Other Income (Expense)
Gain on debt settlement	-	-	-	52,317
Loss on debt settlement and warrants	-	-	(470,897)	-
Change in Fair Value of embedded options	-	(83,207)	(18,683)	(270,629)
Change in Fair Value of warrants	-	(118,163)	(61,181)	371,993
Loss on asset sale	-	-	-	-
Liquidated damages expense	-	(60,000)	-	(100,000)
Interest expense		(126,792)	-	(294,096)
Tax Provision	(468,458)	-	(1,158,202)	-

Total Other Income (Expense), net	(468,458)	(388,162)	(1,708,963)	(240,415)

Net Income	$484,918	$16,431	$1,749,180	$598,368

Net Income Per Share - Basic	$0.07	$0.00	$0.26	$0.13

Net Income Per Share - Diluted	$0.07	$0.00	$0.26	$0.13

Weighted average number of shares outstanding during the period - Basic	6,865,880	4,658,574	6,720,714	4,568,679

Weighted average number of shares outstanding during the period - Diluted	6,865,880	4,947,730	6,720,714	4,568,679

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
		(Restated Note 5)
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$1,749,180	$598,368
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Recognition of deferred consulting fee	881,003	940,842
Bad debt expense - related party	-
Amortization and depreciation expense	232,775	231,633
Amortization of debt discount	335,677	251,736
Amortization of debt issue costs	-	-
Change in fair value of warrants		(101,365)
Change in fair value of embedded opt	-
Loss on settlement of debt	470,897	-
Gain on debt settlement	-
Reduction of stock subscription payable	-	-
Stock issued for services	382,211	535,114
Changes in operating assets and liabilities:
Accounts receivable	(1,041,621)	(1,893,204)
Contributed services by officers, directors, or shareholders	-	141,812
Prepaids	122,957	(726,803)
Increase (decrease) in other assets	(3,040,764)	(12,661)
Increase (decrease) in accounts payable & accrued expenses	(663,336)	(142,743)
Increase (decrease) Accrued interest payable	(55,425)	37,781
Increase (decrease) Accrued liquidated damages	-	100,000
Increase (decrease) Accrued tax provision	1,053,702	-
Increase (decrease) Deferred revenue	414,402	(366,518)

Net Cash Provided (Used) by Operating Activities	841,658	(406,008)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(26,480)	(10,689)

Net Cash Provided (Used) by Investing Activities	(26,480)	(10,689)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible promissory note, net of issue costs	-	980,275
Repurchase of stock from shareholders	(979,406)	-
Payment of investor	(125,000)	-
Payments of related party borrowings	-	(238,960)
Payments on Note Payable	(250,000)	-
Payments on capital leases	(8,712)	(7,203)
Proceeds from stock subscription payable	353,270	-
Stock offering costs	(1,300)	-
Common stock issued for cash	19,833	319,575

Net Cash Provided (Used) by Financing Activities	(991,315)	1,053,687

NET INCREASE (DECREASE) IN CASH	(176,137)	636,990

CASH AT BEGINNING OF PERIOD	1,297,448	8,421

CASH AT END OF PERIOD	$1,121,311	$645,411

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$2,462
Income taxes paid	$104,500	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$-	$124,200
Initial recording of debt discounts from issue costs and derivatives	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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
September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Revenue Recognition

Revenue Recognition

We derive our revenue from the sale of products and services that we classify into the following sources: (1) licenses, (2) post-contract customer support, (3) professional services.

Background

We sell our services and license our products thru master licensee arrangements with state operated Small Business Development Centers (“SBDC”), Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. These organizations represent our current customer base, and focus on servicing or supporting small and medium sized enterprises (SME). Our target market is comprised of emerging enterprises in need of a suite of Business-to-Business products or Web enabled capabilities, but lack the resources required for internal development or are focusing their resources on growth by outsourcing these capabilities. Master license arrangements currently produce the majority of our revenue. We utilize written contracts in the form of master license arrangements as the means to establish the terms and conditions upon which our products and services are sold.

Master License Customer Characteristics

As discussed above, Master Licensee’s represent our current customer base and generate the majority of our current revenue. Master licenses arrangements are characterized by the following;

o
Master License arrangements typically represent larger value “multiple element” arrangements where a multi-year term license is delivered bundled with the first year of post contract support and certain professional services. Professional services are accounted for separately and are not considered essential to the functionality of the software. Master license holders can accept delivery either by electronic download to their system or by accessing their software residing on our system through the Internet. Only minimal installation and training are required. Revenue is recognized on master license or similar arrangements in accordance with the policies discussed below;

o	the license element is recognized when the license becomes accessible,
o	the post-contract customer support element is recognized ratably over the support period,
o	professional services are recognized as services are delivered.

General

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 - Revenue Recognition. The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

As described below, significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We recognize revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

1.	Persuasive evidence of an arrangement exists, which consists of a written, non-cancelable contract signed by both the customer and us.

2.
The fee is fixed or determinable when we have a signed contract that states the agreed upon fee for our products and/or services, which specifies the related payment terms and conditions of the arrangement and it is not subject to refund or adjustment. We have standard payment terms, typically net 60 days, included in our contracts.

3.	Delivery occurs,

a.
For licenses - due to the Web nature of our software, when access to the software is made available to our customer through the Internet or the software is delivered electronically. Our arrangements are typically not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general nor do our arrangements contain acceptance clauses. If they did, delivery occurs after the customer has accepted the software.

b.	For post-contract customer support - ratably over the annual service period.

c.	For professional services - as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts.

4.	Collection is probable as determined by a credit evaluation, the customer’s payment history (either with other vendors or with us in the case of follow-on sales and renewals) and financial position.

For “multiple-element” arrangements we recognize revenue using the residual method in accordance with SOP 98-9. Under the residual method, a portion of the arrangement fee is allocated to the undelivered elements based on vendor specific objective evidence (“VSOE”) of the fair value of such undelivered elements, deferred and recognized over the initial service period, typically one year. The remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, provided all other revenue recognition criteria have been met. The undelivered elements in these arrangements typically consist of Post-contract Customer Support services and Professional Services. The VSOE for Post-contract Customer Support is based on the stated renewal rate in the license arrangements. The VSOE for Professional Services is based on the published rates for time and materials associated with such projects.

License Revenue

License revenues are primarily generated from the sale of master license agreements to SBDC’s and other potential master licensees. License arrangements are typically sold with the first year of Post-contract Customer Support included. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 65% of the first year arrangement fee being allocated to license revenue, the delivered element. Recognition of license revenue occurs in the first month, once all the recognition criteria discussed above are met. License revenue is intended to cover the initial development cost and testing of the software and the System.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Revenue Recognition (Continued)

 Post-contract Customer Support (“PCS”) Revenue

Post-contract customer support includes technical support, maintenance, enhancements, upgrades and in some cases system access. License arrangements are typically sold with the first year of PCS included. The customers can also purchase annual PCS renewals over their arrangement term, which is typically 5 years. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 35% of the initial arrangement fee being allocated to PCS, the undelivered element at the time the license arrangement is entered into. The customers can also acquire additional annual PCS renewal contracts. The PCS renewal rate utilized in subsequent years is consistent with the 35% allocation to PCS in the initial year. Recognition of PCS revenue occurs ratably over the PCS service period, once all the recognition criteria discussed above are met.

Professional Services Revenue

Professional services include training and installation services. Training and installation are separately described and priced in the license arrangement and can be delivered at any time after the license has been conveyed.

Because of the Web nature of product delivery, little installation support is required. The System also includes extensive on-line training capabilities (Virtual Trainer) at the time the license is conveyed and is available for every page in the System. No additional formal training on System use is required or provided. Supplemental training, if required, is generally restricted to System administration training. Training revenues are recognized as the services are performed.

Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known. No losses have been recorded to date.

Factors for Government or Quasi-Government Agency Customers

Most of our current customers are government or quasi-government agencies and are considered a low collection risk. However, due to the “slow pay” nature of these entities, payments could take as long as 12 months to be brought current, although management expects to reduce that time to no more than 9 months. As more fully discussed in SOP 97-2, the fees are determined to be fixed and determinable because;

•	our software is not subject to obsolescence, any more than is typical for comparable software and we have not made concessions to effect collections,
•	our software is integral to the fundamental mission of our master license customers,
•	our contracts are long term, generally greater then 12 months and collections on invoices are expected to be less than 12 months,
•	our contracts provide for normal collection terms which are substantially less than the term of our agreements and further permit the assessment of late fees and interest on delinquent balances,
•	our contracts are with government entities, and by law, these entities are precluded from not disbursing funds that have been approved and allocated for the license agreement,
•	our contracts do not include any Fiscal Funding Clauses,
•	our contracts do not include any Rights of Return or Cancellation Clauses, and
•	payment is not dependant on the number of SME’s engaged.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Revenue Recognition (Continued)

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized. Deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

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
September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

We currently have four (4) major customers, the State of California, Galaxy Five of South Africa, the Industrial Development Corporation - South Africa Initiative and the Ministry of Trade and Industry of the Kenya Government (Kenya). This does not reflect sub-licenses of our customers. Our accounts receivable are as follows at September 30, 2006:

Current - Account Receivable
Galaxy Five	$500,000
State of California	2,942,500
Industrial Development Corporation	4,437,500
Kenya	3,800,000
$11,680,000
Account Receivable - Long term
Galaxy Five	$3,000,000
Total Long term receivable	$3,000,000

We recognized revenue of the following amounts for the nine months ended September 30, 2006:

State of California	$407,118
Industrial Development Corporation	4,170,989
Kenya	2,470,000
Galaxy	$468,271
Total Recognized Revenue	$7,516,378

Deferred revenue consisted of the following at September 30, 2006:

Industrial Development Corporation	$379,011
State of California	386,813
Kenya	$1,330,000
Total Deferred Revenue	$2,095,824

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2006

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

NOTE 3 - EQUITY ISSUANCES

In January 2006, the Company issued 834,734 shares of common stock as part of a settlement of debt and outstanding warrants valued at $1.00 per share (see note 7).

In January 2006, the Company issued 10,000 shares of common stock for services valued at $1.00 per share.

In January 2006, the Company issued 11,000 shares of common stock for cash valued at $1.00 per share.

In February 2006, the Company issued 10,000 shares of common stock for services valued at $1.00 per share.

In March 2006, the Company issued 363,300 shares of common stock for cash valued at $1.00 per share.

In April 2006, the Company re-purchased 461,400 shares of common stock at $1.80 per share.

In July 2006, the Company issued 165,000 shares of common stock for services valued at $1.60 per share.

In July 2006, the Company issued 20,000 shares of common stock for acquisition of a business valued at $1.90 per share.

In September 2006, the Company processed a ten for one stock split all references to common stock have been retroactively restated.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2006

NOTE 4 - SETTLEMENT OF $1 MILLION SENIOR SECURED CONVERTIBLE NOTE AND RELATED WARRANTS

On January 18, 2006 (the “Settlement Date”) the Company paid $150,000 in cash and issued 834,734 common shares to settle the outstanding principal, accrued interest and accrued liquidated damages relating to the $1 million senior secured convertible note and the related outstanding warrants. Of this amount, 101,400 was restricted stock was settled in January 2006 for all Class A and B warrants (approximately 4 million shares in warrants) at a ratio of approximately four to one. A loss on settlement of $470,897 was recorded. At the time of settlement, accrued interest payable was $55,425, accrued liquidated damages was $171,613, discount warrant value was $533,491, discount lender fee was $11,916, discount BCF was $58,703, and debt issue cost was $9,092. The shares were valued at $1.00 per share. This created an administrative loss for the period of approximately $470,897 ($533,490(debt discounts)- $171,613(liquidated damages))for this transaction. The SEC position follows the AICPA position as delineated in the AICPA Practice Alert 2000-1.  It is that contractually negotiated prices or values are not representative of fair value. Although the Company carried a market value on the warrants of $533,490 until the point of settlement and the Company settled the debt for less than approximately 25% of that value, regulations prevent the Company from adjusting the value to the lower value.

On the Settlement Date, the $292,034 fair value liability of the embedded conversion option and the then $555,412 fair value liability of the warrants were reclassified to equity as additional paid-in capital.

NOTE 5 - RESTATEMENT

Certain balances have been reclassified from the presentation used at September 30, 2005 to conform to the presentation used at September 30, 2006. Specifically, $3,850,695 identified as Deferred Consulting Services, has been reclassified from Total Stockholder’s Equity to Total Other Assets. Consulting services were paid for by the issuance of restricted common shares of the Company. The unearned portion of the consulting services was deferred and is being amortized on a straight-line basis over the term of the agreement. In 2005, management determined that the transaction was more appropriately presented as if the Company had paid cash for the consulting services, thereby requiring that Deferred Consulting Services be presented as an asset and not as a contra equity account.

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

A-Division IT Systems Ltd. (A-Division), a United Kingdom based subsidiaryand provides business development support in IBSG International’s (IBSGI) South African project. A-Division is a subcontractor to BAE Systems and provides IT projects for BAE’s offset programs by establishing IT Hubs. A-Division is engaged in international business development and consultancy in the Technology sector and is a subcontractor for BAE System’s offset credit projects around the world. The purchase gives IBSGI participation in e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsize Enterprises [SMEs] internationally in countries beyond South Africa. IBSGI’s relationship with A-Division and BAE has already brought the South African project and opportunities with similar projects in Saudi Arabia, Malaysia, members of the EU and India.

The IBSGroup offers BizWorld Pro as a solutions to enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations through the licensing of its unique turnkey digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform.
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

We derive our revenue from the sale of products and services that we classify into the following sources: (1) licenses, (2) post-contract customer support, (3) professional services.

Background

We sell our services and license our products thru master licensee arrangements with state operated Small Business Development Centers (“SBDC”), Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. These organizations represent our current customer base, and focus on servicing or supporting small and medium sized enterprises (SME). Our target market is comprised of emerging enterprises in need of a suite of Business-to-Business products or Web enabled capabilities, but lack the resources required for internal development or are focusing their resources on growth by outsourcing these capabilities. Master license arrangements currently produce the majority of our revenue. We utilize written contracts in the form of master license arrangements as the means to establish the terms and conditions upon which our products and services are sold.

Master License Customer Characteristics

As discussed above, Master Licensee’s represent our current customer base and generate the majority of current revenue. Master license arrangements are characterized by the following;

o
Master License arrangements typically represent larger value “multiple element” arrangements where a multi-year term license is delivered bundled with the first year of post contract support and certain professional services. Professional services are accounted for separately and are not considered essential to the functionality of the software. Master license holders can accept delivery either by electronic download to their system or by accessing their software residing on our system through the Internet. Only minimal installation and training are required. Revenue is recognized on master license or similar arrangements in accordance with the policies discussed below;

o	the license element is recognized when the license becomes accessible,
o	the post-contract customer support element is recognized ratably over the support period,
o	professional services are recognized as services are delivered.

General

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 - Revenue Recognition. The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

As described below, significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

5.	Persuasive evidence of an arrangement exists, which consists of a written, non-cancelable contract signed by both the customer and us.

6.
The fee is fixed or determinable when we have a signed contract that states the agreed upon fee for our products and/or services, which specifies the related payment terms and conditions of the arrangement and it is not subject to refund or adjustment. We have standard payment terms, typically net 60 days, included in our contracts.

7.	Delivery occurs,

a.
For licenses - due to the Web nature of our software, when access to the software is made available to our customer through the Internet or the software is delivered electronically. Our arrangements are typically not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general nor do our arrangements contain acceptance clauses. If they did, delivery occurs after the customer has accepted the software.

b.	For post-contract customer support - ratably over the annual service period.

c.	For professional services - as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts.

8.	Collection is probable as determined by a credit evaluation, the customer’s payment history (either with other vendors or with us in the case of follow-on sales and renewals) and financial position.

For “multiple-element” arrangements we recognize revenue using the residual method in accordance with SOP 98-9. Under the residual method, a portion of the arrangement fee is allocated to the undelivered elements based on vendor specific objective evidence (“VSOE”) of the fair value of such undelivered elements, deferred and recognized over the initial service period, typically one year. The remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, provided all other revenue recognition criteria have been met. The undelivered elements in these arrangements typically consist of Post-contract Customer Support services and Professional Services. The VSOE for Post-contract Customer Support is based on the stated renewal rate in the license arrangements. The VSOE for Professional Services is based on the published rates for time and materials associated with such projects.

License Revenue

License revenues are primarily generated from the sale of master license agreements to SBDC’s and other potential master licensees. License arrangements are typically sold with the first year of Post-contract Customer Support included. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 65% of the first year arrangement fee being allocated to license revenue, the delivered element. Recognition of license revenue occurs in the first month, once all the recognition criteria discussed above are met.

 Post-contract Customer Support (“PCS”) Revenue

Post-contract customer support includes technical support, maintenance, enhancements, upgrades and in some cases system access. License arrangements are typically sold with the first year of PCS included. The customers can also purchase annual PCS renewals over their arrangement term, which is typically 5 years. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 35% of the initial arrangement fee being allocated to PCS, the undelivered element at the time the license arrangement is entered into. The customers can also acquire additional annual PCS renewal contracts. The PCS renewal rate utilized in subsequent years is consistent with the 35% allocation to PCS in the initial year. Recognition of PCS revenue occurs ratably over the PCS service period, once all the recognition criteria discussed above are met.

Professional Services Revenue

Professional services include training and installation services. Training and installation are separately described and priced in the license arrangement and can be delivered at any time after the license has been conveyed.

Because of the Web nature of product delivery, little installation support is required. The System also includes extensive on-line training capabilities (Virtual Trainer) at the time the license is conveyed and is available for every page in the System. No additional formal training on System use is required or provided. Supplemental training, if required, is generally restricted to System administration training. Training revenues are recognized as the services are performed.

Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known. No losses have been recorded to date.

Factors for Government or Quasi-Government Agency Customers

Most of our current customers are government or quasi-government agencies and are considered a low collection risk. However, due to the “slow pay” nature of these entities, payments could take as long as 12 months to be brought current, although management expects to reduce that time to no more than 9 months. As more fully discussed in SOP 97-2, the fees are determined to be fixed and determinable because;
•	our software is not subject to obsolescence, any more than is typical for comparable software and we have not made concessions to effect collections,
•	our software is integral to the fundamental mission of our master license customers,
•	our contracts are long term, generally greater then 12 months and collections on invoices are expected to be less than 12 months,
•	our contracts provide for normal collection terms which are substantially less than the term of our agreements and further permit the assessment of late fees and interest on delinquent balances,
•	our contracts are with government entities, and by law, these entities are precluded from not disbursing funds that have been approved and allocated for the license agreement,
•	our contracts do not include any Fiscal Funding Clauses,
•	our contracts do not include any Rights of Return or Cancellation Clauses, and
•	payment is not dependant on the number of SME’s engaged.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized. Deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

Market for our products

The potential market for the BizWorld Data System includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises. The potential markets for Secure Blue are public companies required to establish internal control systems or companies that require extringent tracking of sensitive files. All current and proejected revenues for the Company are associated with the digital commerce platform, BizWorld Pro and the recurring revenues projected from both license revenues and on going monthly subscription fees form small to mid size enterprises. The projected market size for BizWorld Pro is greater than $15 billion annually. No assurances can be made that such market shall be realized or result in profitability.

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

Foreign Markets

In 2004 we signed a license agreement with an agency of the country of Nigeria. We are positioning the product as a national solution for the support and development of the small to mid size business community and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. In 2005 we signed the Republic of South Africa and a SME development and support platform in conjunction with the BAE Systems offset program. Additional business development efforts through A-Division IT Systems under this program and directly with various foreign givernemets are currently occurring in multiple other nations. No assurances can be given that any new business will materialize form these efforts.

Secure Blue Markets

Secure Blue will be targeting small to mid size cap public companies. Because of the broad encompassing nature of the SOX legislation, any private company doing business with a public company both in the US and abroad must be SOX compliant for those records dealing with that business. This market represents a projected value of $3-$4 billion. Currently in the US there are an estimated 10,000 small cap companies and over 100,000 private companies doing business with public companies. No assurances can be made that such market shall be realized or result in profitability.
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

Results of Operations for the Three and Nine Months ended September 30, 2006 and 2005

The Company reflected an increase in sales revenues for the three months ended September 30, 2006 to $2,798,686 compared to sales revenues for the three months ended September 30, 2005 of $1,379,537, an increase of $1,419,149. The majority of this additional revenue was from the Ministry of Trade and Industry of the Kenya Government who signed a master licenses for $3,800,000. The Company also recorded higher sales revenues for the nine months ended September 30, 2006 of $7,516,378 compared to September 30, 2005 sale revenues of $3,819,018. The Company had deferred revenues for the nine months ended September 30, 2006 of $2,095,824 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three and Nine Months ended September 30, 2006 and 2005

The Company had operating expenses of $1,777,268 for the three months ended September 30, 2006 compared to operating expenses of $855,782 for the three months ended September 30, 2005, an increase of $921,486. The primary reason for the increase was due to additional consulting services of $592,500 and $264,000 of stock compensation given to the board of directors. The consulting services expense increase was due to the contract obtained in Kenya. This reflects an operating profit for the three months ended September 30, 2006 of $953,376, as compared to $404,593 for the three months ending September 30, 2005.

Other Expense for the Three and Nine Months ended September 30, 2006 and 2005

The company had other expenses of $468,458 for the three months ended September 30, 2006 compared to other expenses of $388,162 for the three months ended September 30, 2005. The $468,458 was for a tax provision accrual. The other expenses for the nine months ending 2006 was $1,708,963 compared to $240,415 for 2005. The 2005 figures were restated to reflect the change in fair value of the embedded conventional options and in the fair value of the warrants. The increase of other expenses for 2006 was due to the settlement of the debt and warrants outstanding, the sale of an asset and a provision for taxes. The loss associated with the settlement of the debt and warrants were $470,897. The Company has allocated $1,158,202 for proposed taxes. The Company accrued $12,188 of taxes for the first quarter an additional $677,556 for the second quarter and $468, 918 for the third quarter. The Net Income reported for the nine months ending September 30, 2006 was $1,749,180.

Liquidity and Capital Resources

The company has been able to pay off the $1,000,000 of Senior Secured Convertible Notes. In the second quarter of 2006, the company purchased 461,400 of common stock from the debt holder. We believe the proceeds from the receivables and the reserves will generate sufficient cash in assisting with the operating needs of the company. The company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

We currently have three (3) major customers, the State of California, Galaxy Five - of South Africa and Industrial Development Corporation a South Africa Initiative. Our current accounts receivable are as follows at September 30, 2006:
Galaxy Five	$500,000
State of California	2,942,500
Industrial Development Corporation	4,437,500
Kenya	$3,800,000
$11,680,000

Management expects to close an offering of securities in which the Company shall use the proceeds to fund its business plan.

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

We acquired our enterprise software and began servicing licensees of such software in 2004.   Prior financial information reflects a profitable operation. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks may include:

·	uncertain commercial acceptance of our products;
·	technological obsolescence; and
·	Competition

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

ITEM 3. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.PART II OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In April 2006, the Company re-purchased 461,400 shares of common stock at $1.80 per share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on November 14, 2006.

IBSG INTERNATIONAL, INC.

Date: November 14, 2006	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: November14, 2006	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer