Form 10KSB/A
period 2005-12-31
IBSG INTERNATIONAL INC
filed 2006-12-11
CIK 1031905

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

PART I
The Company is refiling this Form 10-KSB for the following reasons: To ensure consistency with the explanatory paragraph, and Note 9, provide clarity to the disclosure regarding the presentation of Deferred Consulting Services and to present recognized revenue for Industrial Development Corporation -South Africa Initiative consistent with the other contracts to make it clearer to its shareholders.

This Form 10-KSB was previously amended to restate the accompanying consolidated financial statements. In April 2006, management determined that the embedded conversion options in the $1 million senior secured convertible note, and the related warrants should have been recorded as derivative liabilities as of March 17, 2005 with changes in fair value charged to other income (expense) through December 31, 2005. See the consolidated financial statements Note 9 for further information. The Company had also previously restated its financial statements for the year ended December 31, 2004. This action was taken as a result of an incorrect amortization time for the deferred consulting services contracts. The amortization was calculated over five years and is should have been over six years. Adjustments were made to correct this error.

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

We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, by Staff Accounting Bulletin No. 104, Revenue Recognition. The Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the license has occurred and the customer has accepted the license (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. Licenses are considered delivered once a license agreement has been entered into between the customer and the Company. Actual access to the software, due to the web nature of the software, is provided upon a mutually agreed schedule but the license fee due at time of conveyance and is not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general. Training and installation are included in the license fee in some cases and can be delivered at any time after the license has been conveyed. The on-line training (Virtual Trainer) is included at the time the license is conveyed and is available for every page in the System. No formal training on System use is required or provided. Training is generally restricted to System administration training. A portion of the year one license revenue and any subsequent years licenses are amortized on an annual basis commensurate with the start of the license agreement and then each subsequent anniversary date of the license and recognized generally in 12 periods (months) per year. The revenue recognition policy is as follows; 65% of the year one license recognized upfront to cover the costs related to the installation, testing, training and the initial investment/purchase of the license of the System. This revenue is recognized in month one. The original agreement on the purchase of the license of System was to be paid within a payment schedule over a period of time in order to recoup implementation costs. It was agreed that on an average taking 65% license fee would cover this cost, the initial expenses of the employees' time on business development which includes assisting the customer with public awareness and providing initial marketing assistance and guidance in developing a list of prospect sub-license candidates as well as presentation assistance for the same and initial profit for the license sale. The balance in deferred would be maintenance costs for the remainder of the first year and gross profit. The average contract length is five years. As stated in paragraph 27 of SOP 97-2, the customer intends to utilize the system over that period of time as an integral part of their overall operation and as such can continue to be reflected as fixed or determinable. The length of time that a customer is projected to bring invoices current is 12 months and believed to be atypical for these types of contracts but is expected by management to reduce in time to no more then 9 months to be brought current at such time as our receivables become part of the customers' accounts payable system. Based on paragraph 28 of SOP 97-2, our contracts are generally long term (greater then 12 months and payments on invoices are not expected to be longer than 12 months, the fee is therefore recognized as fixed and determinable as set forth in paragraph 28.

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

In 2005 we recognized revenue of $7,226,064 based on the foregoing revenue recognition policies and deferred revenue of $1,681,422.

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

Results of operations - Year ended December 31, 2005 and 2004

Revenue

 We achieved revenue of $3,295,014 in 2004. We recorded revenue of $7,226,064 in 2005. Such revenue consisted of license fees, subscription fees and customization fees related to our BizWorld Data System software from three customers. We deferred revenue from our other customers for the BizWorld Data System until cash is received in accordance with our revenue recognition policies. The increase of revenue for 2005 was due primarily to an additional contract with Industrial Development Corporation a South Africa Initiative. This revenue was achieved in the last quarter of 2005. The Company had listed revenue from three other clients in prior quarters 2005. However, the revenue on these contracts was later determined that it could not be recognized in 2005. The revenue was therefore reversed out for the year 2005.

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

Deferred Revenue

Deferred revenue is comprised of the unrecognized revenue related to unearned license fees, support contracts and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2005 was $1,681,422 as compared to $1,347,486 of deferred revenue at December 31, 2004. The Company deferred revenues are as followed at December 31, 2005:

Corporate Affairs Commission (Nigeria)	$8,859
State of California	185,063
Industrial Development Corporation -South Africa Initiative	1,487,500
$1,681,422
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

Interest Expense and Liquidated Damages

Interest expense was $456,251 in 2005 and $38,876 in 2004. The increase was due to the $1,000,000 convertible promissory note interest incurred since March 2005 and the related amortization of debt discounts.

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

Net Income (Loss)

The Company reported a net income of $2,132,888 in 2005 and a net loss of $2,361,485 in 2004.

Liquidity and Capital Resources

We incurred cumulative operating losses through December 31, 2005 of $605,445. In 2005 revenues were sufficient to cover the Company's operating costs and to allow it to continue as a going concern in future periods. The Company was able to increase its current assets from $4,630,471 in 2004 to $12,552,268 in 2005. Accounts receivable accounted for part of this increase. The cash position of the Company also improved in 2005 to $1,297,449 from $8,421 in 2004.
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

BUSINESS RISKS

WE HAVE ACHIEVED PROFITABLE OPERATIONS BUT MAY NOT BE PROFITABLE IN THE FUTURE.

We incurred a net income of $2,132,888 in 2005 and a net loss of $2,361,485 in 2004. Our revenues are currently greater than our expenses. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

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

Changes in Internal Control over Financial Reporting

There has been one material change in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2005. The Company has subscribed to an accounting publication that will provide immediate notice of changes in accounting procedures.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on December 5, 2006.

IBSG INTERNATIONAL, INC

Date: December 5, 2006	By:	/s/ Michael Rivers
Michael Rivers
President

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Michael Rivers	President and Director ( Principal	December 5, 2006
Michael Rivers	Executive Officer)

/s/ Jeffery Wilmont	Director	December 5, 2006
Jeffery Wilmont

/s/ Geoffrey Birch	Director, Treasurer (Principal	December 5, 2006
Geoffrey Birch	Accounting Officer)

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 1, 2006 except for Note 9 which is November 27, 2006
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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
December 31, 2005 (As Restated Note 9)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$873,687
Accrued Interest Payable	55,425
Deferred revenue (Note 2)	1,681,422
Capital leases payable	14,086
Convertible promissory note payable, net	395,890
Accrued liquidated damages	160,000
Embedded conversion option liability	273,350
Warrant liability	494,233

Total Current Liabilities	3,948,093

TOTAL LIABILITIES	3,948,093

COMMITMENTS AND CONTINGENCIES (Note 6)	--
STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 60,398,858 shares issued and
Outstanding	60,399
Additional paid-in capital	14,813,780

Accumulated deficit	(605,445)

Total Stockholders' Equity	14,268,734

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$18,216,827

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

		For the years ended December 31,
		2005 As Restated (Note 9)	2004 (Restated)
REVENUES		$7,226,064	$3,295,014

EXPENSES
Cost of Sales		410,726	223,293
Services paid for with common stock		1,802,581	1,450,338
Amortization and depreciation		39,685	30,757
Bonus shares expense		19,200	2,445,843
Bad debt expense - related party		9,007	171,072
Professional Fees General and administrative expenses		717,052 1,630,917	-- 1,139,555

Total Expenses		4,629,168	5,460,858

Income (Loss) from operations		2,596,896	(2,165,844)

OTHER EXPENSES
Loss on extinguishment of related party debt		--	(156,765)
Interest expense		(456,251)	(38,876)
Liquidated damages option liability		(160,000)	--
Change in fair value of embedded conversion		388,870	--
Change in far value of warrant liability		(176,178)	--
Loss on extinguishment of an asset		(8,266)	--
Gain on debt		52, 317	--
Tax provision		(104,500)	--
Total Other Expenses		(464,008)	(195,641)

Income (Loss)		$2,132,888	$(2,361,485)
BASIC Income (Loss) PER SHARE	$.	.04	$(0.07)
BASIC Income (Loss) PER SHARE Diluted	$	. 04	--
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		44,841,613	32,399,692
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING Diluted		48,370,611	--

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
As Restated (Note 9)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Payable	Deficit

Balance, December 31, 2003	15,000,000	15,000	(5,000)	--	(376,848)

Recapitalization	5,978,772	5,979	67,531	112,000	--

Common stock issued for cash	4,660,402	4,660	1,825,794	(112,000)	--

Common stock issued for stock offering costs	843,132	843	823,566	--	--

Stock offering costs	--	--	(824,406)	--	--
Common stock issued for services	333,000	333	172,497	--	--

Common stock issued for bonus shares	2,267,104	2,267	2,443,576	--	--
Common stock issued for deferred compensation	6,372,792	6,373	6,981,040	--	--
Common stock issued for extinguishment of related party debt	1,500,000	1,500	673,500	--	--

Common stock issued for assets	650,000	650	363,350	--	--

Cash received for shares issued in 2005	--	--	--	59,500	--
Fair value of warrants granted for services rendered	--	--	216,366	--	--

Officer contribution of salary	--	--	100,000	--	--
				--	--
Stock offering costs paid	--	--	(346,453)	--	--

Amortization of deferred costs	--	--	--	--	--

Net loss for the year ended December 31, 2004	--	--	--	--	(2,361,485)

Balance, December 31, 2004	37,605,202	$37,605	$12,491,361	$59,500	$(2,738,333)

Common Stock issued for cash	16,779,284	16,779	1,792,887	--	--
Common stock issued for (Restricted) for Commissions/Services	588,249	588	225,810	(59,500)	--
Price Guarantee	3,196,123	3,198		--	--
Common stock issued for Bonus Shares	70,000	70	18,130	--	--
Common stock issued
for fundraising			(131,398)	--	--

Common stock issued Board Member Services	2,095,000	2,095	410,355	--	--
Officer Contribution of Salary M. Rivers			146,500	--	--
Common Stock issued for Debt ext	40,000	40	4,360		--
Amortization of Deferred Costs	--	--		--	--
Payment of stock offering costs	--	--	(147,950)	--	--
Common stock issued for services	25,000	25	3,725	--	--
Net Income, December 31, 2005	--	--	--	--	2,132,888
Balance, December 31, 2005	60,398,858	$60,400	$14,813,780	$--	$(605,445)

The accompanying notes are an integral part of these consolidated financial statements.
F-7-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005 As Restated (Note 9)	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,132,888	$(2,361,485)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Equity instruments	1,392,727	2,835,039
Amortization of deferred consulting expense	629,438	1,061,142
Bad debt expense	9,007	171,072
Amortization and depreciation expense	331,857	254,050
Change in fair value of warrant and embedded conversion option liabilities	(212,692)	--
Amortization of debt discount costs	390,063	--
Loss on extinguishment of Related party debt	--	156,765
Contributed services by officers Changes in operating assets and liabilities:	146,500	--
Accounts receivable	(6,023,304)	(4,615,075)
Prepaid expenses	(609,465)	(6,975)
Decrease (Increase) in deposits	(20)	3,667
Increase in accounts payableand accrued expenses	524,682	249,642
Accrued liquidated damages	160,000	--
Accrued Interest payable	55,425	--
Deferred revenue	333,936	1,347,486

Net Cash Used by Operating Activities	(738,958)	(904,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	--	(171,072)
Purchase of fixed assets	(12,326)	(163,411)

Net Cash Used by Investing Activities	(12,326)	(334,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party borrowings	--	42,351
Payments of related party borrowings	(243,648)	(243,815)
Proceeds from convertible note	980,275	--
Payments on capital leases	(11,993)	11,980
Proceeds from stock subscription payable		59,500
Stock offering costs	--	(346,453)
Common stock issued for cash	1,315,678	1,718,454

Net Cash Provided by Financing Activities	2,040,312	1,242,017

NET INCREASE IN CASH	1,289,028	2,862
CASH AT BEGINNING OF PERIOD	8,421	5,559

CASH AT END OF PERIOD	$1,297,449	$8,421

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

Our licenses for Industrial Development Corporation of South Africa Initiative were sold for $4.25 million dollars for the first year of license. The Company recognizes 65% of the license fee or $2,762,500 as revenue upon the activation of the license. The balance of 35% is amortized on a straight line basis over a one year period.

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

We currently have three (4) major customers, the State of California, the Government of Nigeria, Knowledge Institute and IDC. Our accounts receivables from these major customers are as follows at December 31, 2005:

Corporate Affairs Commission (Nigeria)	$3,731,729
State of California	2,632,500
Industrial Development Corporation -South Africa Initiative	4,250,000
$10,614,229
Other Receivables	24,150
Total Receivables	$ 10,638,379

We recognized revenue of the following amounts for the year ended December 31, 2005:

Corporate Affairs Commission (Nigeria)	$2,999,840
State of California	1,463,724
Industrial Development Corporation -South Africa Initiative	2,762,500
$7,226,064

Deferred revenue consisted of the following at December 31, 2005:

Corporate Affairs Commission (Nigeria)	$8,859
State of California	185,063
Industrial Development Corporation -South Africa Initiative	$1,487,500

1,681,422

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

g. Basis Income (Loss) per Share

Loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the Years Ended December 31,
	2005	2004
Income / Loss (numerator)	$2,132,888	$(2,361,485)
Shares (denominator)	44,841,613	32,399,962

Income (Loss) per share	$.04	$(0.07)

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

The Company has restated its financial statements for the year ended December 31, 2005. This was a result of management deciding to present recognized revenue for Industrial Development Corporation -South Africa Initiative consistent with the other contracts to make it clearer to its shareholders.

	As Reported	As Adjusted	Differences
Revenues	$7,651,064	$7,226,064	$(425,000)
Deferred Revenue	$1,256,422	$1,681,422	$425,000

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

