Form 10QSB/A
period 2006-03-31
IBSG INTERNATIONAL INC
filed 2006-12-11
CIK 1031905

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

IBSG INTERNATIONAL, INC.

This 10-QSB was amended to provide clearer information to its shareholders regarding the sale of the CAC asset. Net Income was not affected by this changed. This amended 10-QSB was also changed to show the additional revenue related from the Industrial Development Corporation changed in percentage of initial recognition. This changed created an additional $104,794 of revenue for this quarter.

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
(as Restated note 5)
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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

March 31, 2006
(as Restated note 5)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$793,370
Accrued tax provision	116,688
Deferred revenue	1,238,382
Capital leases payable	10,571

Total Current Liabilities	2,159,011

TOTAL LIABILITIES	2,159,011

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001
par value; 65,223,194 shares issued and outstanding	65,223
Additional paid-in capital	16,498,933
Stock Subscription Payable	353,270
Accumulated deficit	(388,268)

Total Stockholders’ Equity	16,529,158

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$18,688,169

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Forthe Three Months Ended
	March 31
	2006	2005
	(as Restated note 5)

Sales	$1,698,811	$1,108,544

Cost of sales	68,043	88,884

Gross Profit	1,630,768	1,019,660

Operating Expenses

Services paid for with common stock	346,589	481,947
Amortization and depreciation	10,394	1,022
Bonus shares expense	-	19,200
Bonus expense	25,000	-
Bad debt expense - related party	-	5,009
General and administrative expenses	468,659	330,779

Total Operating Expenses	850,642	837,957

Income from operations	780,126	181,703

Other Expenses

Loss on release of debt and warrants	(470,897)	52,317
Change in Fair Value of embedded conv. options	(18,683)	(358,291)
Change in Fair Value of warrants	(61,181)	294,524
Loss on asset sale	-
Interest expense	-	(20,537)
Tax Provision	(12,188)	-

Total Other Expenses	(562,949)	(31,987)

NET INCOME	$217,177	$149,716

NET INCOME PER SHARE - Basic	$0.00	$0.00

NET INCOME PER SHARE - Diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	62,255,769	38,112,717

DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	62,255,769	39,262,717

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Forthe Three Months Ended
	March 31,
	2006	2005
	(as Restated note 5)
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)	$217,177	$149,716
Adjustments to reconcile net income (loss) to net
Cash used by operating activities:
Equity instruments	20,000	124,200
Amortization of deferred consulting expense	293,668	346,947
Change in fair value of warrent and embedded conversion option liabilities	-	63,767
Bad debt expense	-	5,009
Amortization and depreciation expense	78,436	77,069
Amortization of debt discount	-	17,807
Loss on settlement of debt	470,897	-
Changes in operating assets and liabilities:
Accounts receivable	1,985,879	(8,000)
Prepaids	42,231	(433,745)
Decrease (Increase) in other assets	(3,004,164)	(14,783)
Increase (decrease) in accounts payable & accrued expenses	104,646	(67,469)
Deferred revenue	(443,040)	(658,544)

Net Cash Used by Operating Activities	(234,270)	(398,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Commerce, Inc.	-	(5,009)
Purchase of fixed assets	(15,907)	(3,110)

Net Cash Used by Investing Activities	(15,907)	(8,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,000,000
Cost related to notes payable	-	(19,725)
Payments of related party borrowings	-	(208,206)
Payments on Note Payable	(250,000)	-
Payments on capital leases	(3,515)	(1,631)
Increase in debt discount	-	-
Stock offering costs	-	(10,425)
Common stock issued for cash	364,270	330,000

Net Cash Provided by Financing Activities	110,755	1,090,013

NET DECREASE IN CASH	(139,422)	683,867

CASH AT BEGINNING OF PERIOD	1,297,448	8,421

CASH AT END OF PERIOD	$1,158,026	$692,288

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued
(Unaudited)
	For the Three Months Ended
March 31,
	2006	2005
	(as Restated note 5)
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

We currently have three (3) major customers, the State of California, Galaxy Five of South Africa, and the Industrial Development Corporation - South Africa Initiative. This does not reflect sub-licenses of our customers. Our accounts receivable are as follows at March 31, 2006:

Galaxy Five	$1,000,000
State of California	2,680,000
Industrial Development Corporation	4,950,000
Hemery	22,500
$8,652,500

Long term receivables
Galaxy Five	$3,000,000

We recognized revenue of the following amounts for the three months ended March 31, 2006:

Galaxy Five	$468,271
State of California	154,900
Industrial Development Corporation	1,066,781
Corporate Affairs Commission	8,859
$1,698,811

Deferred revenue consisted of the following at March 31, 2006:

Industrial Development Corporation	$1,120,720
State of California	117,662
$1,238,382

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

NOTE 5 - RESTATEMENT

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

The restatement also shows a change in the recording of the sale of the CAC asset. Net Income was not affected by this changed.

The Company restated its financial statements for the year ended December 31, 2005 in regards to the recognition of revenue for Industrial Development Corporation- South Africa Initiative. Management decided to present recognized revenue for Industrial Development Corporation -South Africa Initiative consistent with the other contracts to make it clearer to its shareholders. An additional $425,000 of revenue was deferred for December 31, 2005. The deferred revenue generated an additional $104,794 for the March 31, 2006.

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

Operating Expenses for the Three ended March 31, 2006 and 2005

The Company had operating expenses of $850,642 for the three months ended March 31, 2006 compared to operating expenses of $837,957 for the three months ended March 31, 2005, an increase of $12,685 which is primarily as a result of establishing the operations in India in February of 2006. This reflects an operating profit for the three months ended March 31, 2006 of $780,126 as compared to $181,703 for the three months ending March 31, 2005.

Other Expense for the Three Months ended March 31, 2006 and 2005

The company had other expenses of $562,949 for the three months ended March 31, 2006 compared to other expenses of $31,987 for the three months ended March 31, 2005. The 2005 figures were restated to reflect the change in fair value of the embedded conventional options and in the fair value of the warrants (see note 5 - prior period restatement). The increase of other expenses for 2006 was due to the settlement of the debt and warrants outstanding, the sale of an asset and a provision for taxes. The loss associated with the settlement of the debt and warrants were $470,897. The Company recorded a $531,729 loss associated with the sale of the CAC asset. The Company had recognized a total of $3.5 million at the time of the sale. The sale was for $4 million of which $1 million is due in 2006 and the balance is due for each subsequent year over the next 3 years. This figure is reflected in the long term receivable category on the balance sheet under assets. The Company accrued $12,188 of taxes for the first quarter. The Net Income reported for the first quarter in 2006 was $217,177.

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

We currently have three (3) major customers, the State of California, Galaxy Five - of South Africa and Industrial Development Corporation a South Africa Initiative. Our current accounts receivable are as follows at March 31, 2006:
Galaxy Five	$1,000,000
State of California	2,680,000
Industrial Development Corporation	4,950,000
Hemery	22,500
$8,652,500

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

Item 1.Legal Proceedings

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

IBSG INTERNATIONAL, INC.

By /s/Michael Rivers
Michael Rivers
President, Chief Executive Officer

Date: Decenber 5, 2006

By /s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer

Date:December 5, 2006