Form 10QSB/A
period 2006-06-30
IBSG INTERNATIONAL INC
filed 2006-12-11
CIK 1031905

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
Item 6. Exhibits

Signatures

This 10-QSB was amended to update the additional revenue related from the Industrial Development Corporation changed in percentage of initial recognition. The Company restated its financial statements for the year ended December 31, 2005 in regards to the recognition of revenue for Industrial Development Corporation- South Africa Initiative. Management decided to present recognized revenue for Industrial Development Corporation -South Africa Initiative consistent with the other contracts to make it clearer to its shareholders. An additional $425,000 of revenue was deferred for December 31, 2005. This deferred revenue generated an additional $105,955 for the second quarter.

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
(as Restated note 6)

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

June 30, 2006
(as Restated note 6)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$387,266
Accrued tax provision	794,244
Deferred revenue	875,109
Capital leases payable	6,718

Total Current Liabilities	2,063,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001
par value; 68,325,193 shares issued and outstanding	68,325
Additional paid-in capital	15,751,447
Retained Earnings	658,817

Total Stockholders’ Equity	16,478,589

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$18,541,926
The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006 (as Restated note 6)	2005	2006 (as Restated note 6)	2005

Sales	$3,000,772	$1,330,937	$4,699,584	$2,439,481

Cost of Sales	68,042	137,691	136,085	226,575

Gross Profit	2,932,730	1,193,246	4,563,499	2,212,906

Operating Expenses
Amortization and Depreciation	9,425	148,256	19,819	149,278
Stock based compensation	301,332	316,948	647,921	798,895
Bonus shares expense	-	-	-	19,200
Bonus	-	-	25,000	-
Bad debt expense - related party	-	3,998	-	9,007
Professional Fees	406,616	245,284	478,976	319,123
General and Administrative	490,716	222,686	887,015	479,626
Total Operating Expenses	1,208,089	937,172	2,058,731	1,775,129

Income from Operations	1,724,641	256,074	2,504,768	437,777

Other Income (Expense)
Gain on debt settlement	-	-	-	52,317
Loss on debt settlement and warrants	-	-	(470,897)	-
Change in Fair Value of embedded options	-	170,869	(18,683)	(187,422)
Change in Fair Value of warrants	-	195,634	(61,181)	490,158
Loss on asset sale	-	-	-	-
Liquidated damages expense	-	(40,000)	-	(40,000)
Interest expense		(146,537)	-	(167,074)
Tax Provision	(677,556))	-	(689,744))	-
			-	-
Total Other Income (Expense), net	(677,556))	179,966	(1,240,505)	147,979

Net Income	$1,047,085	$436,040	$1,264,263	$585,756

Net Income Per Share - Basic	$0.01	$0.01	$0.01	$0.01

Net Income Per Share - Diluted	$0.01	$0.01	$0.01	$0.01

Weighted average number of shares outstanding during the period - Basic	68,271,544	45,690,919	67,207,138	41,520,539

Weighted average number of shares outstanding during the period - Diluted	68,271,544	49,241,726	67,207,138	43,458,443

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2006 (as Restated note 6)	2005

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$1,264,263	$585,756
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Recognition of deferred consulting fee	587,334	693,894
Bad debt expense - related party	-	9,007
Amortization and depreciation expense	155,906	149,278
Amortization of debt discount	-	143,835
Amortization of debt issue costs	-	2,166
Change in fair value of warrants		(302,736)
Change in fair value of embedded opt	-
Loss on settlement of debt	470,897	-
Gain on debt settlement	-	(52,317)
Reduction of stock subscription payable	-	(59,500)
Stock issued for services	20,000	703,700
Changes in operating assets and liabilities:
Accounts receivable	1,745,879	(1,170,500)
Prepaids	88,238	(966,796)
Decrease (increase) in other assets	(3,004,164)	(1,400)
Increase (decrease) in accounts payable & accrued expenses	(270,616)	(127,543)
Accrued interest payable	(55,425)	31,802
Accrued liquidated damages	11,613	40,000
Accrued tax provision	689,744	-
Deferred revenue	(806,314)	(406,981)

Net Cash Provided (Used) by Operating Activities	897,355	(728,335)

CASH FLOWS FROM INVESTING ACTIVITIES:

Disbursement for loan - related party	-	(9,007)
Purchase of fixed assets	(17,824)	(3,111)

Net Cash Provided (Used) by Investing Activities	(17,824)	(12,118)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Investment	-	965,225
Costs related to Investment	-	-
Repurchase of stock from shareholders	(979,406)	-
Payment of investor	(125,000)	-
Payments of related party borrowings	-	(238,803)
Payments on Note Payable	(250,000)	-
Payments on capital leases	(7,368)	(4,756)
Proceeds from stock subscription payable	353,270	-
Stock offering costs	(1,300)	-
Common stock issued for cash	19,833	319,575

Net Cash Provided (Used) by Financing Activities	(989,971)	1,041,241

NET INCREASE (DECREASE) IN CASH	(110,440)	300,788

CASH AT BEGINNING OF PERIOD	1,297,448	8,421

CASH AT END OF PERIOD	$1,187,008	$309,209

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2006 (as Restated note 6)	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$-	$124,200
Initial recording of debt discounts from issue costs and derivatives	$-	$1,000,000
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

We currently have three (3) major customers, the State of California, Galaxy Five of South Africa, and the Industrial Development Corporation - South Africa Initiative. This does not reflect sub-licenses of our customers. Our accounts receivable are as follows at June 30, 2006:

Current - Account Revievable
Galaxy Five	$500,000
State of California	2,705,000
Industrial Development Corporation	5,687,500
$8,892,500

Account Recievable - Long term
Galaxy Five	$3,000,000
Total Long term receivable	$3,000,000

We recognized revenue of the following amounts for the three months ended June 30, 2006:

State of California	$267,420
Industrial Development Corporation	2,733,352
$3,000,772

Deferred revenue consisted of the following at June 30, 2006:

Industrial Development Corporation	$749,867
State of California	125,242
$875,109

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
NOTE 5 - SUBSEQUENT EVENTS

In July 2006, the Company issued 1,650,000 shares of stock for the members of the board of directors.

In July 2006, the Company issued 200,000 shares of stock for the aquistion of A-Division Systems IT, LTD.

In the third quarter, the Company expects to close an offering to raise 2.5 million in investments.

NOTE 6 – RESTATEMENT

The Company restated its financial statements for the year ended December 31, 2005 in regards to the recognition of revenue for Industrial Development Corporation- South Africa Initiative. Management decided to present recognized revenue for Industrial Development Corporation -South Africa Initiative consistent with the other contracts to make it clearer to its shareholders. An additional $425,000 of revenue was deferred for a later time period. This deferred revenue generated an additional $105,955 for the second quarter.

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

Results of Operations for the Three and Six Months ended June 30, 2006 and 2005

The Company reflected an increase in sales revenues for the three months ended June 30, 2006 to $3,000,772 compared to sales revenues for the three months ended June 30, 2005 of $1,330,937, an increase of $1,669,835. The majority of this additional revenue was from Industrial Development Corporation who signed up additional satellite licenses for $2,362,500. The Company also recorded higher sales revenues for the six months ended June 30, 2006 of $4,699,584 compared to June 30, 2005 sale revenues of $2,439,481. The Company had deferred revenues for the six months ended June 30, 2006 of $875,109 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three and Six Months ended June 30, 2006 and 2005

The Company had operating expenses of $1,208,089 for the three months ended June 30, 2006 compared to operating expenses of $937,172 for the three months ended June 30, 2005, an increase of $270,917. The primary reason for the increase was due to an increase in professional fees of $161,332 and also an increase in salary of $138,831, The salary increase was due to the staff located in India as well as an increase in staff due to increase of sales. The professional services expense was increase due to the contract obtained in South Africa. This reflects an operating profit for the three months ended June 30, 2006 of $1,047,085, as compared to $436,040 for the three months ending June 30, 2005.

Other Expense for the Three and Six Months ended June 30, 2006 and 2005

The company had other expenses of $1,240,505 for the six months ended June 30, 2006 compared to other net income of $147,979 for the six months ended June 30, 2005. The 2005 figures were restated to reflect the change in fair value of the embedded conventional options and in the fair value of the warrants. The increase of other expenses for 2006 was due to the settlement of the debt and warrants outstanding, the sale of an asset and a provision for taxes. The loss associated with the settlement of the debt and warrants were $470,897. The Company has allocated $689,744 for proposed taxes. The Company accrued $12,188 of taxes for the first quarter and an additional $677,556 for the second quarter. The Net Income reported for the six months ending June 30, 2006 was $264,263.

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

Changes in Internal Control over Financial Reporting

During the Quarter ended June 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IBSG INTERNATIONAL, INC.

Date: December 5, 2006	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: December 5, 2006	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer