Form 10KSB
period 2006-12-31
IBSG INTERNATIONAL INC
filed 2007-03-30
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2006

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
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |_|

The issuer's revenues for the fiscal year ended December 31, 2006 were $10,301,970 .

The number of shares outstanding of the issuer's common stock as of March 20, 2007 was 7,274,598 shares. The aggregate market value of the common stock of 6,203,598 shares held by non-affiliates, based on the closing price of the common stock on the over the counter market as of March 20, 2006 was $9,553,541.

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

The Company signed a share exchange agreement to acquire Intelligent Business Systems Group, Inc. (Group) in November 2003 and changed its name to IBSG International, Inc. in November 2003. The share exchange agreement closed on February 13, 2004. In the share exchange we acquired 100% of the outstanding capital stock of Group, in exchange for 1,500,000 shares of our common stock. These shares were issued to the stockholders of Group in exchange for their wholly owned interest in Group. At the time of acquisition, the stockholders of Group acquired control of International and accordingly, for accounting purposes, Group was treated as the acquiring entity. International is the continuing entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Group. The Companies began planned principle operations as of the date of the reverse merger.

In June 2004 we acquired certain assets of RedHand International, a UK based company, which included sophisticated security software and a channel partner agreement. We created a new company called Secure Blue, Inc. to own such assets. In February of 2006 the Company acquired A-Division IT Systems, Ltd., a UK based consultant company to expand the Company’s international business.

Our Business
IBSG International, Inc. is a holding company for four software subsidiaries: Intelligent Business Systems Group, Inc. (IBSG), a provider of turn-key digital service center software; Secure Blue, Inc., a Sarbanes-Oxley and security software solution provider, and Intelligent Business Systems Development (IBSD), a software development, maintenance and data storage company and; A-Division IT, a consultant company focused on development of IT projects for multi-national corporations.

A-Division IT Systems Ltd. (A-Division), a United Kingdom based subsidiary provides business development is engaged in international business development and consultancy in the technology sector and is, through association with a subcontractor, a provider for BAE System’s offset credit projects around the world. A-Division gives IBSGI participation in e-commerce platform (BizWorld Pro) projects for Small-Midsized Enterprises (SMEs) internationally in countries around the world. IBSGI’s relationship with A-Division and BAE has already brought the South African project and has developed opportunities with similar projects in Saudi Arabia, Malaysia, members of the EU and India.

IBSGroup offers BizWorld Pro as a solution to enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations through the licensing its unique turnkey digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform.

Secure Blue, Inc. provides, in management’s opinion, an economical Sarbanes-Oxley (SOX) compliance and security software suite, Secure Blue Pro. This product is targeted to small and mid cap public companies as well as private companies that work with public companies and must be in compliance with SOX as a result of working with a public company.

IBSD, Inc. will provide ongoing support of International's other subsidiaries, IBS Group, Secure Blue, and A-Division . The company provides development, system support and secure data storage, and maintains offices in the US and India, where its current offshore development and support team is located.

As software providers, system integrators and Application Service Providers, IBSG, Inc, A-Division Systems and . and Secure Blue, Inc. generate revenue from license sales, system modifications, systems support, and a percentage of monthly customer fees. The typical IBSG or A-Division license agreement has a five-year term (domestic) and 4 years (internationally), respectively, but, is updated on an annual basis, has historically been renewed upon expiration.

Market for our products

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

Master License Customer Characteristics:

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

Small Business Development Centers (SBDCS):
Many states operate Small Business Development Centers funded by a combination of US Small Business Administration and state resources. The purpose of these centers is to provide a range of assistance and training to the small and mid-size business sector. We currently have license agreements with 9 state SBDC projects representing an estimated 90,000 small to mid size enterprises.

Fortune 1000 Corporations:
Intelligent Business Systems Group, Inc. suggests that Small Business Development Centers seek to sell Corporate Sponsor subscription licenses to Fortune 1000 corporations for an average of $75,000/year. This license would provide the sponsor with unlimited access to the constituent pool of the Small business development centers small-mid size businesses of which a significant percentage are minority owned in order to facilitate the large corporation's recruitment of small and minority owned businesses as vendors. The System platform permits end users to interact not only with these large corporations, but also among each other

Business Associations:
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

Foreign Markets
In 2004 we signed a license agreement with an agency of the country of Nigeria. We are positioning the product as a national solution for the support and development of the small to mid size business community (SMEs) and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. In 2005, we signed the Republic of South Africa and a SME development and support platform in conjunction with the BAE Systems offset program. Additional business development efforts through A-Division IT Systems under this program and directly with various foreign governments are currently occurring in multiple other nations. No assurances can be given that any new business will materialize from these efforts.

Secure Blue Markets
Secure Blue technology is in a very competitive market. With the demand of BizWorld Pro increases both domestically and abroad management has decided that the SOX software will be added into Bizworld Pro as an enterprise solution to address the legislative requirements of working with a US publically traded company both domestically and internationally.

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

A-Division will be utilizing the various government and off set program relationships to market Biz World Pro internationally. In addition A-Division will be expanding its relationship network by utilizing senior consultants to expand the marketing reach.

A-Division will also expand its internal operations in preparation for supporting the numerous opportunities emerging globally. This will enhance visibility, improve customer service and provide for more responsively to inquiries regarding contracting and implementation of the platform.

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

A-Division maintains an internal sales team as well as a number of consultant agreements for business development. As stated above, the expansion of A-Divison will be dictated by its continued marketing success.

IBSD will employ several consultant services to secure independent programming contracts. The company will also employ a small force of business developers to develop direct business for the company. Most of IBSD's revenue will be derived from sub contracting opportunities in the areas of maintenance, hosting and support for IBIN's other subsidiaries. In the coming year this staff will be expanded as more business opportunities emerge as the result of the other subsidiaries contracts as well as the World Bank project managed by IBSD.

Customer Support
Our management believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn will enhance our reputation and generate repeat orders. In addition, we believe that customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts. Intelligent Business Systems Group, Inc. and A-Divison It provides toll free and web site support. However, the first line of support is built into the systems through a self diagnostic feature which is enhanced by the system being capable of providing instructions to navigate a user error or auto report a potential system “bug” which is directed to the technical center's program team which can correct the anomaly on-line and auto down load the correction to all systems.This is combined with an on-line virtual trainer that guides the user through the system. This is a proactive solution to the most common request for on-line help.

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
We believe that our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. Our management constantly requests and receives comments on desired functionality or system changes from not only the company's customers but the customer's, customer. Our management also intends to continue to hold focus groups taking a sample population of customers and discussing in an open forum the potential revisions of the various systems.

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

Personnel
As of March 15, 2007 the Company, including all subsidiaries had a total of 38 employees, 7 of which were engaged in marketing, sales and related customer support services, 26 were in research and development, and 5 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel is intense in the software industry. There can be no assurance that the Company will retain its key managerial and technical employees. The Company's failure to attract, assimilate or retain highly qualified sales, technical and managerial personnel could materially adversely affect the Company's business. None of the Company's employees are represented by a labor union. The Company has never experienced any work stoppages. None of our employees has a written employment agreement.

Item 2. Description of Property

The Company leases offices in Celebration, Florida from an independent realtor. The square foot space leased is approximately 4,000 square feet. The term of the lease is 42 months and terminates May 18, 2007. The monthly rent is $5057.00 per month. The Company also maintains a corporate office in London, United Kingdom on a month by month basis for approximately $490 per month. The company leases 1900 square feet corporate office in Ahmedabad, India. The terms are of the lease is 60 months and terminates on February 2011. The monthly rent is $1,392.

Item 3. Legal Proceedings

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no submissions of matters to security holders in the fourth quarter 2006.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

Common Stock

         Our common stock is quoted on the NASD OTC Bulletin Board under the symbol “IBIN”. The following is the range of high and low closing prices for our common stock for the periods indicated:
PERIOD	HIGH	LOW
January 1, 2005 - March 31, 2005	$6.90*	$2.00*
April 1, 2005 - June 30, 2005	$2.80*	$1.20*
July 1, 2005 - September 30, 2005	$2.40*	$0.70*
October 1, 2005 - December 31, 2005	$2.90*	$1.30*
January 1, 2006 - March 31, 2006	$1.90*	$1.30*
April 1, 2006 - June 30, 2006	$2.70*	$1.50*
July 1, 2006 - September 30, 2006	$2.10*	$1.50*
October 1, 2006 - December 31, 2006	$1.75*	$1.23*
*Post reverse split

In September 2006, the Company processed a ten for one stock split all refrences to Common Stock have been retroactively restated.

As of March 20, 2007 there were approximately 299 holders of record of our common stock.

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

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this annually report on Form 10-KSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2006 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

A-Division IT Systems Ltd. (A-Division), a United Kingdom based subsidiary and provides business development support in IBSG International’s (IBSGI) South African project. A-Division is a subcontractor to BAE Systems and provides IT projects for BAE’s offset programs by establishing IT Hubs. A-Division is engaged in international business development and consultancy in the Technology sector and is a subcontractor for BAE System’s offset credit projects around the world. The purchase gives IBSGI participation in e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsize Enterprises [SMEs] internationally in countries beyond South Africa. IBSGI’s relationship with A-Division and BAE has already brought the South African project and opportunities with similar projects in Saudi Arabia, Malaysia, members of the EU and India.

The IBS Group offers BizWorld Pro as a solutions to enhance the operating efficiency and create revenue for State Small Business Development Centers, business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations through the licensing of its unique turnkey digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform.

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

Background

We sell our services and license our products thru master licensee arrangements with state operated Small Business Development Centers (“SBDC”), Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. These organizations represent our current customer base, and focus on servicing or supporting small and medium sized enterprises (SME). Our target market is comprised of emerging enterprises in need of a suite of Business-to-Business products or Web enabled capabilities, but lack the resources required for internal development or are focusing their resources on growth by outsourcing these capabilities. Master license arrangements currently produce all of our revenue. We utilize written contracts in the form of master license arrangements as the means to establish the terms and conditions upon which our products and services are sold.

Master License Customer Characteristics

As discussed above, Master Licensee’s represent our current customer base and generate all of our current revenue. Master license arrangements are characterized by the following;

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

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 65% of the first year arrangement fee being allocated to license revenue, as the delivered element. Recognition of license revenue occurs in the first month, once all the recognition criteria discussed above are met. License revenue is intended to cover the initial development cost and testing of the software and the System.

Post-contract Customer Support (“PCS”) Revenue

Post-contract customer support includes technical support, maintenance, enhancements, upgrades and in some cases system access and is specified in the license arrangement. License arrangements are typically sold with the first year of PCS included. The customers can also purchase annual PCS renewals over their arrangement term, which is typically 5 years. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

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

Deferred revenue at December 31, 2006 was $3,199,461 as compared to $1,681,422 of deferred revenue at December 31, 2005. The Company deferred revenues are as followed at December 31, 2006:

California	$292,193
Industrial Development Corporation -South Africa Initiative	687,500
Kenya Drako Oil	994,768 1,225,000
$3,199,461

Cost of Sales

Cost of Sales was $410,726 in 2005 approximately 5% of revenues. Cost of Sales was $272,171 in 2006.Cost of sales is the amortization and depreciation of the software assets. The Company has determined that the amount of salaries responsible for the installation and maintenance which would be allocable into cost of sales would be approximately $1,500 for the year ended December 31, 2005. The Company has determined that this amount is immaterial.

Services paid for with common stock

Stock-based compensation was $1,474,661 in 2006 arising out of the issuance of common stock as compensation for services received and to be received. The Company at December 31, 2006 had $3,541,036 of prepaid expenses on its books relating to the stock-based compensation.

Amortization and depreciation

Amortization and depreciation expense was $35,153 for 2006. We recognized amortization and depreciation expense on our furniture, fixtures and equipment.

Bad debt expense

 The Company did not incur any bad debt expense for 2006.

General and Administrative Expense

General and administrative expenses were $2,489,885 in 2006 and $1,120,575 in 2005. General and administrative expenses consist primarily of related personnel costs, and other general corporate costs. General and administrative expenses show an increase in 2006 primarily due to the additional of the ISBD India, the South Africa office and the A-1 Division office as well as an increase in travel expenses.

Loss on extinguishment of related party debt

The company had no loss relating to extinguishment of related party debt in 2006.

Interest Expense and Liquidated Damages

Interest expense was $58,877 for 2006 and $456,251 was recorded in 2005. This reduction in cost was due to the settlement of the $1,000,000 convertible promissory note interest incurred since March 2005 and the related amortization of debt discounts.

We incurred liquidated damages of $160,000 in 2005 since we did not file the required registration statement relating to the shares underlying the convertible promissory note and warrants. This debt was paid off in the first quarter of 2006 and $11,613 liquidating damages were expensed.

Change in Fair Value of Embedded Conversion Option and Warrant Liabilities

As discussed under “critical accounting policies” the embedded conversion option and warrants issued with the convertible debt were determined to be derivative liabilities. We recorded the derivative liabilities at the funding date of March 17, 2005 and changes in the fair value were recorded at each reporting date during 2005 as other expenses or income. The net effect was other income of $212,692 in the three months ending in December 31, 2005. The change in fair value of embedded conversion option and warrants created other expenses of $79,864 for the year ending December 31, 2006.

Net Income (Loss)

The Company reported a net income of $1,827,766 in 2006 and a net income of $2,132,888 in 2005. The primary reason for the decrease in net income is due to $1,949,540 of income tax expense recorded in 2006. The increase in general and administrative expenses during 2006, primarily resulting from the opening of international offices, also added to the decrease in net income.

Liquidity and Capital Resources

The company paid off the $1,000,000 of Senior Secured Convertible Notes in the first quarter of 2006. In the second quarter of 2006, the company purchased 461,400 of common stock from shareholders. The company expanded its operations to two international offices in 2006. One of the office is in South Africa and the other operation is located in India. We believe the proceeds from the receivables and the reserves will generate sufficient cash in assisting with the operating needs of the company. The company is continuing to acquire new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

We currently have four (4) major customers, Industrial Development Corporation - South Africa Initiative, Drako Oil, California, and Kenya. Our accounts receivables from the customers are as follows at December 31, 2006:

Other Receivables	$520,000
California	2,973,120
Drako Oil	3,500,000
Kenya	3,800,000
Industrial Development Corporation - South Africa Initiative	4,546,430
$15,339,550,

Obligations and Commitments
The following table reflects our contractual obligations and other commercial commitments as of December 31, 2006. This table does not include trade payables, derivative liabilities and other operating expenses not subject to written commitments such as salaries.

Payments Due By Period as of December 31, 2006
Total	Less Than 1 Year	1-3 Years	4-5 Years
Debt	$0.0	$0.0	$0.0
Capital Leases	$4,030	$0.0	$0.0
Total Contractual Obligations	$4,030	$0.0	$0.0

Off Balance Sheet Arrangements

The company does not have significant off-balance sheet arrangements.

Factors That May Affect Our Business, Future Operating Results and Financial Condition
Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. We have no arrangements or sources of additional capital and may have to curtail our operations if additional capital is needed but is not available

Our customers who are generally state government agencies or quasi government business associations can be exceedingly tardy in paying their obligations to us. Due to the tardiness, the company would end up financing the account receivables. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business. The Company will use additional commercial market opportunities to offset the slow pay nature of the lucrative government contract market. The Company's current and projected acquisitions will expand the Company's retail and private sector markets which should create a blend of payment cycles between the secured government markets and the commercial markets.

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

BUSINESS RISKS

WE HAVE ACHIEVED PROFITABLE OPERATIONS BUT MAY NOT BE PROFITABLE IN THE FUTURE.

We incurred a net income of $1,827,766 in 2006 and a net income of $2,132,888 in 2005. Our revenues are currently greater than our expenses. The Company recorded $1,949,540 of taxes for the year ending December 31, 2006. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

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

OUR BUSINESS AND OPERATING RESULTS WILL SUFFER IF OUR SYSTEMS OR THE INTERNET FAIL, BECOME UNAVAILABLE OR PERFORM POORLY SO THAT CURRENT OR POTENTIAL USERS DO NOT HAVE ADEQUATE ACCESS TO OUR PRODUCTS OVER THE INTERNET.

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

OUR INTERNATIONAL OPERATIONS EXPOSE OUR BUSINESS TO ADDITIONAL RISKS.

A significant portion of our 2006 revenue was derived from a customer in Kenya and in South Africa. This may involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations, political instability and difficulty in collection of receivables.

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

WE MAY HAVE SOME CASH FLOW PROBLEMS IF THE ACCOUNTS RECEIVABLE ARE NOT PAID IN A TIMELY MANNER.

The majority of our clients are governmental entities. The funds for these projects have been allocated for all invoices. However, governmental entities can be slow in making their payments. Although the Company maintains the position that these revenues are fixed and determinable due to the legal requirements of government entities, this may involve risks of providing for additional capital to operate the Company until the payments are received. The Company reserved the option to finance the receivable until payment is received.

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

Item 7. Financial Statements

See the Company's consolidated financial statements beginning on page F-1.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2006 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 8A Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2006.

Item 8B Other Information

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the directors and officers of the Company.
NAME	POSITION
Michael Rivers, PhD	President, CEO and Director
Geoffrey Birch	Director Treasurer
Jeffrey Willmott	Director

Dr. Michael Rivers is the founder of IBSG and has over twenty-one years experience in the field of business development, support and human services. His areas of expertise include supporting the development of small to mid size businesses, establishing digital business services with a diverse group of business community entities and remote vocational relationships within One-Stop Career Center processes through technology. Michael has served as an expert and guest speaker for several organizations. Of note, the U.S. Dept. of Commerce, the Social Security Administration, the Dept. of Labor, the Association for Community Colleges and a number of state and national organizations. Michael holds a doctorate through the Washington D.C. consortium of universities, and an undergraduate degree in the diversified studies of Chemistry, Biology and Psychology.

Mr. Jeffrey Willmott is a senior level executive with over 35 years experience in diverse industries, both domestic and international in scope. He started his career in 1977 at Avon Products, spending 5 years in the South American marketing group, and then 3 years as Division Manager for a $25million dollar New England sales group. Recruited to Westinghouse in 1983 into their nascent cable television unit, Group W, Mr. Willmott spent 8 years in all phases of sales and marketing, rising to run the effort in the southeast region of the U.S. After the sale of that business, Mr. Willmott joined the venerable investment banking firm of Dillon Read & Company (now UBS) in 1991, spending the next 8 years in financial services business development and marketing. In 2002, he joined the board of RCG Companies, a public travel/technology holding company. He was immediately made Chairman of the Board, and through various travel related mergers/acquisitions, the business grew to over $300 million in bookings. Mr. Willmott retired the Chair in 2005, and remained a director until the company was acquired by private equity. Mr. Willmott joined the board of IBSG International in June 2005. He is currently also advising several private early stage companies with their development. Also, he serves on the Adjunct faculty of both New York University Graduate Management Program and Fordham University Graduate School of Business. He holds a Bachelors and an MBA in marketing.

Mr. Geoffrey Birch was in plastics and pharmaceuticals for over 30 years which included manufacturing and distribution. Mr. Birch developed a specialist European facility for medicated over-the-counter hair treatments and eventually it was purchased by SSL International, a UK publicly quoted company in the late 1990s. Mr. Birch was a board member of several UK Venture capital firms investing in young UK companies with identifiable growth potential in the areas of technology. He is currently chairman of Sylvrey Ltd, an investment company. Mr. Birch brings in-depth knowledge into the development of businesses in bear and bull markets.

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

Audit Committee Financial Expert

The Board has determined that Director Geoffrey Birch has the expertise to be financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934. Mr. Birch is not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the Exchange Act. The board anticipates when an audit committee is impaneled, Mr. Birch will serve on that committee in that capacity.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. Such code was filed as Exhibit 14 to Form 10-KSB filed March 21, 2004 and is available to shareholders at no charge from the Company at, 1132 Celebration Blvd., Celebration, FL 34747.

 The Board of Directors accepted the proposal of HJ & Associates, LLC for the 2006 audit and elected to continue to retain their services.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

        The following table summarizes compensation paid to the Company's president/chief executive officer in 2005 (the “named executive officers”) as well as his compensation in 2004. No other officer received compensation of $100,000 in any such year.
Annual Compensation			Long Term Compensation Awards
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Michael Rivers,	2006	$198,000
President, CEO	2005	$193,770	0	0	0	0	0	0

Dr. Rivers was appointed CEO of IBSG International as of November 17, 2003. All of Dr. Rivers's salary is currently deferred and $120,000 of his 2005 salary was waived and contributed to the capital of the Company.

EXECUTIVE EMPLOYMENT CONTRACTS

The named executive officer set forth in the Summary Compensation Table is an “at will” employee and does not have written employment agreement. The Board of Directors has established the 2006 current base annual salary of the named executive officers as $198,000. Currently 2006's salary is being deferred.

The Company has no stock option, SAR or other compensation plans.

DIRECTOR COMPENSATION

Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the Company.

On July 18, 2006, the Company issued 165,000 shares of common stock to the directors. A consulting company controlled or represented by Geoffrey Birch's wife, the Company's Chief Financial Officer and a director was issued 50,000 shares. Jeffrey Willmott was issued 15,000 shares. A trust account was issued 100,000 of shares for Dr. Michael Rivers.

Item 11. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2006 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the Company's executive officer named in the Summary Compensation Table, and (iv) by all executive officers and directors of the Company as a group.
Name of Shareholder	Shares Beneficially Owned	Percent of Class
M&K Trust (1)	901,000	12.9
Geoffrey Birch (2)	150,000	*
Jeffrey Willmott	20,000	*

All directors and executive	1,071,000	12.9
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

The following issuances of common stock in 2006 were approved by the Company's Board of Directors. Except as indicated, these issuances were not to directors, officers or 10% holders. Reference is made to Note 5 to the Financial Statements included in this report for further information concerning these issuances.

Shares issued for cash	369,300
Shares issued for services	20,000
Shares issued for acquisition of a business	20,000
Shares issued for board member services	165,000
Shares purchased for treasury stock	(461,400)
Shares issued for debt extinguishment	834,733
Shares issued in private offering	82,500

In September 2006, the Company processed a ten for one stock split all references to common stock have been retroactively restated.

Item 12. Certain Relationships and Related Transactions

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        HJ & Associates, LLC (“HJ&A”) has audited the Company's financial statements annually since 2003.   Fees related to services performed by HJ&A in 2006 and 2005 were as follows:
	2006	2005
Audit Fees (1)	$34,318	$42,159
Audit-Related Fees
Tax Fees (2)

All Other Fees (3)	$8,741	$3,430

Total	$43,059	$45,589

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to Registration Statement Reviews and Comments.

The Board of Directors has reviewed and discussed with the Company's management and auditors the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2006 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on March 29, 2007.

IBSG INTERNATIONAL, INC

Date: March 29, 2007	By:	/s/ Michael Rivers
Michael Rivers
President

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Michael Rivers	President and Director ( Principal	March 29, 2007
Michael Rivers	Executive Officer)

/s/ Jeffery Willmott	Director	March 29, 2007
Jeffery Willmott

/s/ Geoffrey Birch	Director, Treasurer (Principal	March 29, 2007
Geoffrey Birch	Accounting Officer)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006
C O N T E N T S

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet	3-4
Consolidated Statements of Operations	5
Consolidated Statements of Changes in Stockholders' Equity	6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
IBSG International, Inc. and Subsidiaries
Celebration, Florida

We have audited the accompanying consolidated balance sheet of IBSG International, Inc. and Subsidiaries at December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBSG International, Inc. and Subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.

HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2007
F-2-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

December 31, 2006
CURRENT ASSETS
Cash	$963,646
Accounts receivable	15,339,550
Prepaid expenses	454,753

Total Current Assets	16,757,949

FURNITURE, FIXTURES AND SOFTWARE, NET (Note 3)	641,167

OTHER ASSETS
Deposits	4,164
Account receivable - long term, net of discount of $428,296	2,571,704
Other assets	170,805
Goodwill Deferred consulting services	38,000 3,541,036
Total Other Assets	6,325,709

TOTAL ASSETS	$23,724,825

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31, 2006
CURRENT LIABILITIES
Accounts payable and accrued expenses	$964,463
Accrued tax provision	2,121,640
Deferred revenue (Note 2)	3,199,461
Capital leases payable	4,031

Total Current Liabilities	6,289,595

TOTAL LIABILITIES	6,289,595

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 7,017,519 shares issued and outstanding	7,071
Additional paid-in capital	16,205,838
Retained Earnings	1,222,321

Total Stockholders' Equity	17,435,230

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$23,724,825

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
		For the years ended December 31,
		2006	2005
REVENUES		$10,301,970	$7,226,064

EXPENSES
Cost of Sales		272,171	410,726
Services paid for with common stock		1,474,661	1,802,581
Amortization and depreciation		35,153	39,685
Salary		914,064	538,549
Professional Fees		827,929	717,052
General and administrative expenses		2,489,885	1,120,575

Total Expenses		6,013,863	4,629,168

Income from operations		4,288,107	2,596,896

OTHER EXPENSES
Loss on asset sale		--	(8,266)
Interest expense		(58,877)	(456,251)
Interest income		98,837	--
Liquidated damages option liability		--	(160,000)
Change in fair value of embedded conversion		(18,683)	388,870
Change in far value of warrant liability		(61,181)	(176,178)
Loss on debt settlement		(470,897)	--
Gain on debt		--	52,317
Income tax expense		(1,949,540)	(104,500)
Total Other Expenses		(2,460,341)	(464,008)

Net Income		$1,827,766	$2,132,888
Income PER SHARE - Basic		$.25	$0.48
Income PER SHARE - Diluted	$	. 25	$0.44
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - Basic		7,023,831	4,484,161
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - Diluted		7,023,831	4,837,061

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in	Stock Subscription	Retained
	Shares	Amount	Capital	Payable	Earnings
Balance, December 31, 2004	3,760,520	$3,760	$12,525,206	$59,500	$(2,738,333)
Common Stock issued for cash	1,677,928	1,678	1,807,988	--	--
Common stock issued for (Restricted) for Commissions/Services	58,826	59	226,339	(59,500)	--
Price Guarantee	319,612	320	2,878	--	--
Common stock issued for Bonus Shares	7,000	7	18,193	--	--
Common stock issued
for fundraising			(131,398)	--	--
Common stock issued Board Member Services	209,500	210	412,240	--	--
Officer Contribution of Salary M. Rivers			146,500	--	--
Common Stock issued for Debt ext	4,000	4	4,396		--
Amortization of Deferred Costs	--	--		--	--
Payment of stock offering costs	--	--	(147,950)	--	--
Common stock issued for services	2,500	2	3,748	--	--
Net Income, December 31, 2005	--	--	--	--	2,132,888
Balance, December 31, 2005	6,039,886	6,040	14,868,140	--	(605,445)
Common stock issued Board Member Services	165,000	165	263,835	--	--
Common stock issued for (purchased of company)	20,000	20	37,980		--
Common stock issued for cash	369,300	369	333,901	--	--
Common stock issued for Settlement debt	834,733	835	1,429,643	--	--
Purchase of treasury stock	(461,400)	(461)	(830,059)	--	--
Common stock issued for services	20,000	20	19,980	--	--
Common stock issued for private offering	82,500	82	82,418	--	--
Net Income, December 31, 2006					1,827,766
Balance, December 31, 2006	7,070,019	$7,070	$16,205,838	--	$1,222,321

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$1,827,766	$2,132,888
Adjustments to reconcile net income to net
cash used by operating activities:
Amortization of deferred consulting expense	1,190,661	629,438
Bad debt expense	--	9,007
Amortization and depreciation expense	307,098	331,857
Change in fair value of warrant and embedded conversion option liabilities	--	(212,692)
Amortization of debt discount costs	--	390,063
Loss on settlement of debt	470,897	--
Stock issued for services and contributed for services	284,000	1,539,227
Accounts receivable	(4,701,171)	(6,023,304)
Prepaid expenses	161,687	(609,465)
Long term receivable	(2,571,704)	--
Deposits	(2,764)	(20)
Other assets	(170,804)	--
Increase (decrease) in: Accounts payable and accrued expenses	358,200	524,682
Income tax payable	2,017,140	--
Accrued liquidated damages	11,613	160,000
Accrued Interest payable	(55,425)	55,425
Deferred revenue	1,518,039	333,936

Net Cash Provided (Used) by Operating Activities	645,234	(738,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(25,893)	(12,326)

Net Cash Used by Investing Activities	(25,893)	(12,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock	(983,559)	--
Payments of related party borrowings	--	(243,648)
Proceeds from convertible note	--	980,275
Payments on capital leases	(10,055)	(11,993)
Payments on notes payable	(250,000)	--
Proceeds from issuance of common stock, net of offering costs	290,471	1,315,678

Net Cash Provided (used) by Financing Activities	(953,143)	2,040,312

NET INCREASE (DECREASE) IN CASH	(333,802)	1,289,028
CASH AT BEGINNING OF PERIOD	1,297,449	8,421

CASH AT END OF PERIOD	$963,646	$1,297,449

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)

	For the Years Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$58,877	$--
Income taxes paid	$104,500	$--
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$--	$--
Equity instruments	$284,000	$1,539,227

Common stock issued for extinguishment of debt	$834,733	$4,360
Initial recording of debt discounts from issue costs and derivatives	$-	$1,000,000
Repurchase of common stock	$(830,520)	$--

The accompanying notes are an integral part of these consolidated financial statements.
F-8-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
d. Revenue Recognition

We derive our revenue from the sale of products and services that we classify into the following sources: (1) licenses, (2) post-contract customer support, (3) professional services.

Background

We sell our services and license our products thru master licensee arrangements with state operated Small Business Development Centers (“SBDC”), Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. These organizations represent our current customer base, and focus on servicing or supporting small and medium sized enterprises (SME). Our target market is comprised of emerging enterprises in need of a suite of Business-to-Business products or Web enabled capabilities, but lack the resources required for internal development or are focusing their resources on growth by outsourcing these capabilities. Master license arrangements currently produce all of our revenue. We utilize written contracts in the form of master license arrangements as the means to establish the terms and conditions upon which our products and services are sold.

Master License Customer Characteristics

Master licenses produce the bulk of our revenue. Master license customers are typically government operated Small Business Development Centers (“SBDC”), Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. Most of our current master license customers are government or quasi-government agencies and are considered a low collection risk. However, since some are foreign, their normal business practices may result in the unauthorized delay of timely collection.

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
December 31, 2006 and 2005

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
d.
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
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
d. Revenue Recognition (Continued)

Post-contract Customer Support (“PCS”) Revenue

Post-contract customer support includes technical support, maintenance, enhancements, upgrades and in some cases system access and is specified in the license arrangement. License arrangements are typically sold with the first year of PCS included. Only the initial year (year one) of PCS is bundled with the license fee, which results in the need to utilize the 65% - 35% revenue allocation split, to identify that portion of the initial years revenue to be allocated between license fees and PCS.

The customers can also purchase annual PCS renewals over their arrangement term, which is typically for each of years 2 through 5. PCS renewals are separately and distinctly identified from the license fee. Our customers are free to choose whether to purchase annual renewal maintenance subsequent to the initial year, or not and that decision is reaffirmed in each individual renewal year. Each PCS renewal is separately invoiced in the year the renewal decision is made. If customers choose not to purchase the annual renewal maintenance, our software continues to work and their right to use it remains intact under their original license agreement. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

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

The Company has a long term receivable to Galaxy5 for three million dollars recorded from the sale of the CAC contract in March 2006. This receivable has a term of three years. An interest discount on this receivable was recorded at $428,296.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts and Sales Returns (Continued)

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition ol our customers were to deteriorate, affecting their ability to make payments, an additional provision lor doubtful accounts could be required.

We currently have four (4) major customers, Industrial Development Corporation - South Africa Initiative, Kenya, California and Drako. Our accounts receivables from the customers are as follows at December 31,2006:

California	2,973,120
Drako Oil	$3,500,000
Kenya	3,800,000
Industrial Development Corporation-South Africa Initiative	4,546,430
$14,819,550
Other Receivables	520,000
Total Receivables	15,339,550

We recognized revenue of the following amounts for the year ended December 31,2006:

California	494,506
Drako oil	$2,275,000
Kenya	2,805,232
Industrial Development Corporation - South Africa Initiative	4,612,500
Other Revenue	84,732
$10,301,970

Deferred revenue consisted of the following at December 31, 2006:

California	$292,193
Kenya	994,768
Drako Oil	1,225,000
Industrial Development Corporation - South Africa Initiative	$687,500
3,199,461

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
        e. Equity Transactions

The Company records the values for the common stock issuances based on the closing prices of the common stock on the date of authorization for services, extinguishments of debt, or any other consideration other than cash. From time to time, the Company will enter the equity market and raise cash from unaffiliated 3rd party investors. These issuances arc valued at the cash prices that the Company is able to sell the stock for.

f. Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity, Equity instruments that arc initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

g. Depreciation and Amortization

The Company is depreciating its furniture on a straight-line basis over 7 years and equipment on a straight-line basis over a three year period. The software acquired (Note 1) is being amortized on a straight line over a five year period.

h. Basis Income per Share

Income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the years ended December 31,
	2006	2005
Income / (numerator)	$1,827,766	$2,132,888
Shares / (denominator) - Basic	7,023,831	4,484,161
Shares / (denominator) - Diluted	7,023,831	4,837,061
Income per share - Basic	$0.25	$0.48
Income per share - Diluted	.25	.44

The reference to common stock and income pershare have been retroactively restated.

i. Income Taxes

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

The provision (benefit) for income taxes for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Federal:
Current	$1,834,320	$98,751
Deferred	(25,143)	--

State:
Current	313,998	--
Deferred	(146,957)	5,749
	$1,976,218	$104,500

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$--	$48,100
Accrued Expenses	36,000	63,400
Depreciation	136,100
Deferred tax liabilities:
Valuation allowance		(216,000)

Net deferred tax asset/liability	$172,100	$(104,500)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 37.62% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005
Book income	$1,421,020	$1,017,528
NOL Meals & entertainment	3,545	(1,113,297 2,465)
Loss on extinguishment of debt	177,151	3,224
Deferred Consulting	453,943	--
Depreciation Accrued expenses State tax expense	17,980 74,106 (118,126)	25, 805 64,275 --
	$2,029,619	$--

The amount of deferred income tax expense (benefit) is impacted by the difference between the estimated Federal and State statutory income tax rates used to estimate deferred tax assets and liabilities and actual rates utilized when determining incomes taxes due or the application of net operating losses which are impacted by lower rates for taxable income less than $100,000 along with differences in state tax rates. In addition, other estimates utilized in determining deferred income tax expense (benefit) resulting from anticipated timing differences may differ from amounts initially determined when the timing differences are realized.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

j. Recent Accounting Pronouncements

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements (cont.)

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements (Continued)

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

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 156 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, " Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have an impact to the Company's overall results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115” (SFAS 159). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position and results of operations.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

k. Cost of Sales

Cost of sales is comprised of the amortization of the capitalized software costs.

l. Long Lived Assets

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m. Research and Development Expenses

The Company expenses Research and Development expenses as incurred. During the years ended December 31, 2006 and 2005 the Company expense $0, and $0, respectively.

NOTE 3 - FURNITURE, FIXTURES AND SOFTWARE

Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

Depreciation of furniture, fixtures, and software is determined using the straight-line method over the expected useful lives of the assets as follows:

Description	Useful lives
Art	Not depreciated
Furniture & fixtures	5 years
Office equipment	3 years
Software	5 years

Furniture, fixtures and software consisted of the following:

For the year ended December 31, 2006
Art	$5,472
Furniture & fixtures	28,865
Office Equipment	93,907
Software	1,367,002

1,495,246
Accumulated depreciation	(854,079)

Net furniture, fixtures and software	$641,167

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $35,153 and $39,685, respectively.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
NOTE 4 - RELATED PARTY TRANSACTIONS
The President of the Company is being compensated at $193,000 per the year ended December 31, 2005 and $198,000 for 2006. No formal employment agreement exists.

Note 5 - EQUITY ISSUANCES

In January 2005, the Company issued 99,667 shares of common stock for cash valued at $1.50 per share.

In January 2005, the Company issued 2,857 shares of common stock for cash valued at $1.75 per share.

In January 2005, the Company issued 12,500 shares of common stock for fund raising valued at $5.10 per share, which was the closing price on the date of issue.

Pursuant to the private placements for cash mentioned previously, the Company was required to issue additional shares of common stock to the various parties because the closing bid price of the Company's stock was not $1.00 at the time of the SB-2 filing. Accordingly, the Company issued an additional 222,278 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.10 per share.

In February 2005, the Company issued 146,667 shares of common stock for cash valued at $1.50 per share.

In February 2005, the Company issued 3,014 shares of common stock for fund raising valued at $3.30 per share, which was the closing price on the date of issue.

In February 2005, the Company issued 30,000 shares of common stock for fund raising valued at $3.50 per share, which was the closing price on the date of issue.

In February 2005, the Company issued 10,000 shares of common stock under Bonus Shares, valued at $3.60 per share, which was the closing price on the date of issue.

In February 2005, the Company issued 8,571 shares of common stock for cash valued at $1.75 per share.

In March 2005, the Company issued 13,000 shares of common stock for services rendered valued at $3.60 per share, which was the closing price on the date of issue.

In March 2005, the Company issued 310 shares of common stock for fund raising valued $2.90 per share, which was the closing price on the date of issue.

In March 2005, the Company canceled (3,000) shares of common stock, which was originally issued on June 10, 2004 as Bonus Shares valued at $5.60 per share, which was the closing price on the date of issue.

In May 2005, the Company issued 200,000 shares of common stock for Board of Directors compensation for services for the entire year of 2006, part was recorded as an expense and part was deferred, valued at $2.00 per share, which was the closing price on the date of issue.

In June 2005, additional shares were issued due to a calculation error on the original shares issued in January 2005 for the pursuant to private placement for cash mentioned previously, the Company was required to issue additional shares of common stock to various parties because the closing price of the Company's stock was not $1.00 at time of original SB2 filing. Accordingly, the Company issued an additional 61,901 shares of common stock to the private placement investors for their cash purchases. These individuals did not contribute any services or other items to the Company. These shares were valued at $0.10 per share.

In August 2005, the Company issued 4,000 shares of common stock for services rendered valued at $1.24 per share which was the closing price on the date of issue.

In August 2005, the Company issued 4,500 shares of common stock for services, valued at $1.10 per share, which was the closing price on the date of issue.

In October 2005, the Company issued Board Members 5,000 shares of common stock for services, valued at $0.15 per share which was the closing price on the date of issue.

In October 2005, the Company issued 2,500 shares of common stock for services, valued at $0.15 per share which was the closing price on the date of issue.

In December 2005, the Company issued 1,420,167 shares of common stock for cash.

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
December 31, 2006 and 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES
The Company in April 2005 made a settlement agreement with American Express for payment of $52,317 of the $105,000 owed, which has been paid and forgiveness of the balance, recorded under “Gain on Debt Settlement”.

During November of 2003 the Company entered into a forty-two month agreement to lease commercial real estate in Celebration, Florida. Rent was abated for December 2003. This lease expires May 2007. The Company entered into a sixty month agreement to lease commercial real estate in Ahmedabad, India. Annual minimum rental fees are as follows

Rent expense for the years ended December 31, 2006 and 2005 was $99,530 and $74,340, respectively.
F-21-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 7 - SETTLEMENT OF $1 MILLION SENIOR SECURED CONVERTIBLE NOTE AND RELATED WARRANTS

On January 18, 2006 (the “Settlement Date”) the Company paid $150,000 in cash and issued 834,734 common shares to settle the outstanding principal, accrued interest and accrued liquidated damages relating to the $1 million senior secured convertible note and the related outstanding warrants. Of this amount, 101,400 was restricted stock was settled in January 2006 for all Class A and B warrants (approximately 4 million shares in warrants) at a ration or approximately four to one. A loss on settlement of $470,897 was recorded. At the time of the settlement, accrued interest payable was $55,425, accrued liquidated damages was $171,613, discount warrant value was $533,491, discount lender fee was $11,916, discount BCF was $58,703, and debt issue cost was $9,092. The shares were valued at $1.00 per share. This created an administrative loss for the period of approximately $470,897 [$533,490 (debt discounts) - $171,613 (liquidated damages)] for this transaction. The SEC position follows the AICPA position as delineated in the AICPA Practice Alert 2000-1. It is that contractually negotiated prices or values are not representative of fair value. Although the Company carried a market value on the warrants of $533,490 until the point of settlement and the Company settled the debt for less than approximately 25% of that value, regulations prevent the Company from adjusting the value to the lower value.

On the Settlement Date, the $292,034 fair value liability of the embedded conversion option and the then $555,412 fair value liability of the warrants were reclassified to equity as additional paid-in capital.

