Form 10QSB
period 2007-03-31
IBSG INTERNATIONAL INC
filed 2007-05-14
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

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

As of April 13, 2007, there were 8,537,098 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

IBSG INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements

(a)	Consolidated Balance Sheets as of March 31, 2007 (unaudited)

(b)	Consolidated Statements of Operations for the Three Months March 31, 2007 and 2006 (unaudited)

(c)	Consolidated Statement of Cash Flow for the Three Months Ended March 31, 2007 and 2006 (unaudited)

(d)	Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

Item 1. Financial Statements
IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS

CURRENT ASSETS	March 31, 2007

Cash	$705,881
Accounts receivable, net	17,908,762
Prepaid expenses	418,165

Total Current Assets	19,032,808

FURNITURE, FIXTURES AND SOFTWARE, NET	983,016

OTHER ASSETS

Account receivable - long term	1,736,433

Deposits and other assets	200,273

Deferred consulting services	3,243,371
Goodwill	38,000
Total Other Assets	5,218,077

TOTAL ASSETS	$25,233,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	March 31, 2007

Accounts payable and accrued expenses	$789,669
Accrued tax provision	2,950,402
Deferred revenue	2,966,740
Capital leases payable	2,687

Total Current Liabilities	6,709,498

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001
par value; 7,052,181 shares issued and outstanding	7,052
Additional paid-in capital	16,230,838
Retained Earnings	2,286,513

Total Stockholders’ Equity	18,524,403

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$25,233,901
The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2007	2006

Sales	$3,030,716	$1,698,811

Cost of Sales	89,093	68,043

Gross Profit	2,941,623	1,630,768

Operating Expenses
Amortization and depreciation	7,904	10,394
Stock based compensation	297,665	346,589
Salary	240,167	213,955
General and administrative	383,814	254,704
Bad debt expense	176,000	-
Total Operating Expenses	1,105,550	850,642

Income from Operations	1,836,073	780,126

Other Income (Expense)
Interest income	32,946	-
Loss on debt settlement and warrants	-	(470,897)
Change in fair value of embedded options	-	(18,683)
Change in fair value of warrants	-	(61,181)
Tax provision	(804,753)	(12,188)
Total Other Income (Expense), net	(771,807)	(562,849)

Net Income	$1,064,266	$217,177

Net Income Per Share - Basic And Fully Diluted	$0.15	$0.03

Weighted average number of shares outstanding during the period - Basic And Fully Diluted	7,072,895	6,225,577

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$1,064,266	$217,177
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Recognition of deferred consulting fee	297,665	293,668
Amortization and depreciation expense	96,997	78,436
Bad debt expense	176,000	-
Change in fair value of warrants	-	-
Loss on settlement of debt	-	470,897
Stock issued for services	-	20,000
Cancellation of shares previously issued for services	(18)	-
Changes in operating assets and liabilities:
(Increase) decrease accounts receivable	(2,330,941)	1,985,879
(Increase) decrease in prepaids	36,588	42,231
Increase (decrease) in other assets	(25,305)	(3,004,164)
Increase (decrease) in accounts payable & accrued expenses	(174,868)	104,646
Increase (decrease) accrued tax provision	828,763	-
Increase (decrease) deferred revenue	(232,721)	(443,040)

Net Cash Provided (Used) by Operating Activities	(263,574)	(234,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(17,847)	(15,907)

Net Cash (Used) by Investing Activities	(17,847)	(15,907)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution of capital	25,000	-
Payments on note payable	-	(250,000)
Payments on capital leases	(1,344)	(3,515)
Common stock issued for cash	-	364,270

Net Cash Provided by Financing Activities	23,656	110,755

NET INCREASE (DECREASE) IN CASH	(257,765)	139,422

CASH AT BEGINNING OF PERIOD	963,646	1,297,448

CASH AT END OF PERIOD	$705,881	$1,158,026

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$2,462
Income taxes paid	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$-	$124,200
Initial recording of debt discounts from issue costs and derivatives	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
March 31, 2007

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
March 31, 2007

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
March 31, 2007

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

Professional services are not considered essential to the functionality of the other elements of the arrangement are accounted for as a separate element and are contracted with customers seperatly. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known. No losses have been recorded to date.

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
March 31, 2007

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

Allowance for Doubtful Accounts and Sales Returns

A considerable amount of judgment is required when we assessed the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. A provision for doubtful accounts would initially be recorded based on our historical experience, and then adjusted at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider (i) the type of entity (government, commercial, retail) and the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry, whether the entity is a national government, as well as general economic conditions, among other factors. National governments accounts are characterized as fully collectible but slow payers. The bulk of our historic client base is primarily composed of national governments, our periodic valuations do not indicate that an allowance for doubtful accounts was necessary at this time.

In the first quarter of 2007, the Company has expanded its customer base outside of national governmental account. Due to this expansion, management has currently reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this new customer. This new customer base includes state sponsored economic development councils and other quasi-governmental agency’s along with corporate based SBDC’s and SME’s. The addition of these new customer types generally represents a higher level of business risk than do national government customers. Management is changing its estimates specific to this new customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but will be applied to the new customer types. The percentage will be applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. As of March 31, 2007 that amount was $176,000.

In summary, estimates for establishing an allowance for doubtful accounts and sales returns applicable to national government account will be based on our existing method referred to above. Estimates for allowance for doubtful accounts and sales returns applicable to the new customer types will be based on the percentage of sales method.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

We currently have four (4) major customers, the State of California, Drako Oil of Africa, the Industrial Development Corporation - South Africa Initiative and the Ministry of Trade and Industry of the Kenya Government (Kenya). This does not reflect sub-licenses of our customers. Our accounts receivable are as follows at March 31, 2007:

Current - Account Receivable
State of California	$3,060,620
Drako Oil	3,500,000
Industrial Development Corporation	6,256,430
Kenya	4,300,000
$17,117,050

Other Receivables	967,712
Less Allowance for Bad Debts	(176,000)
Total Current Account Receivable	$17,908,762

Accounts Receivable - Long term
Galaxy Five (net of discount)	$1,736,433
Total Long term receivable	$1,736,433

We recognized revenue of the following amounts for the three months ended March 31, 2007:

Other Revenue	$10,495
State of California	173,570
Drako Oil	403,846
Kenya	827,945
Industrial Development Corporation	1,614,860
Total Recognized Revenue	$3,030,716

Deferred revenue consisted of the following at March 31, 2007:

State of California	$206,123
Kenya	666,823
Drako Oil	821,154
Industrial Development Corporation	1,272,640
Total Deferred Revenue	$2,966,740

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
March 31, 2007

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

NOTE 3 - EQUITY ISSUANCES

In February 2007, the Company retired 17,864 shares of common stock valued at $0.18.

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

A-Division IT Systems, LTD. (A-Division), a United Kingdom based subsidiary, provides business development support in IBSG International’s (IBSGI) South African project. A-Division is a subcontractor to BAE Systems and provides IT projects for BAE’s offset programs by establishing IT Hubs. A-Division is engaged in international business development and consultancy in the Technology sector and is a subcontractor for BAE System’s offset credit projects around the world. The purchase gives IBSGI participation in e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsized Enterprises [SMEs] internationally in countries beyond South Africa. IBSGI’s relationship with A-Division and BAE has already brought the South African project and opportunities with similar projects in Saudi Arabia, Malaysia, members of the EU and India.

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

IBSD, Inc. will provide ongoing support of International's other subsidiaries, IBS Group, Secure Blue, and A-Division IT. The company provides development, system support and secure data storage, and maintains offices in the US and India, where its current offshore development and support team is located.

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

Professional services are not considered essential to the functionality of the other elements of the arrangement are accounted for as a separate element and are contracted with customers seperatly. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known. No losses have been recorded to date.

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

Market for our products
The potential market for the BizWorld Data System includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises. The potential markets for Secure Blue are public companies required to establish internal control systems or companies that require tracking of sensitive files. All current and projected revenues for the Company are associated with the digital commerce platform, BizWorld Pro and the recurring revenues projected from both license revenues and on going monthly subscription fees from small to mid sized enterprises. The projected market size for BizWorld Pro is greater than $15 billion annually. No assurances can be made that such market shall be realized or result in profitability.

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

Secure Blue Markets
Secure Blue will be targeting small to mid size cap public companies. Because of the broad encompassing nature of the SOX legislation, any private company doing business with a public company, both in the US and abroad, must be SOX compliant for those records dealing with that business. This market represents a projected value of $3-$4 billion. Currently in the US there are an estimated 10,000 small cap companies and over 10,000 private companies doing business with public companies. No assurances can be made that such market shall be realized or result in profitability.

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

Secure Blue has direct market application focusing primarily on the small cap public companies. Secure Blue is currently seeking to establish channel partner arrangements with Investor Relation firms that primarily target the small cap market. Secure Blue will also seek to expand its marketing efforts to include telemarketing and direct target contact through telemarketing firms that specializes in software sales. There can be no assurance that Secure Blue will be able to establish satisfactory channels of distribution for its product or that the product will generate success in the marketplace. Secure Blue will also seek to expand its marketing efforts to include marketing support for both channel partners and direct sales using PR, advertising, and direct marketing techniques, once the basic distribution infrastructure is in place. Our aims are to make SOX Pro the preferred SOX solution within the small/mid cap market, to prepare the marketplace for our channel partners and to generate good quality, qualified leads for the sales teams

IBSD will employ several consultant services to secure independent programming contracts. The company will also employ a small force of business developers to develop direct business for the company. Most of IBSD's revenue will be derived from sub contracting opportunities in the areas of maintenance, hosting and support for IBIN's other subsidiaries.

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

Results of Operations for the Three Months ended March 31, 2007 and 2006

The Company reflected an increase in sales revenues for the three months ended March 31, 2007 to $3,030,716 compared to sales revenues for the three months ended March 31, 2006 of $1,698,811, an increase of $1,331,905. The majority of this additional revenue was from Industrial Development Corporation - South Africa Initiative who signed a master licenses for $2,200,000. The Company had deferred revenues for the three months ended March 31, 2007 of $2,966,740 (deferred pending recognition based on amortization policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three Months ended March 31, 2007 and 2006

The Company had operating expenses of $1,105,550 for the three months ended March 31, 2007 compared to operating expenses of $850,642 for the three months ended March 31, 2006, an increase of $254,908. The primary reason for the increase was due to bad debt allowance of $176,000 and professional expense of $94,500. Management has determined that an allowance should be set aside due to the current and potential growth of its client bases. This allowance is not for set aside for any specific customer. This reflects an operating profit for the three months ended March 31, 2007 of $1,836,073 as compared to $780,126 for the three months ending March 31, 2006.

Other Expense for the Three Months ended March 31, 2007 and 2006

The company had other expenses for the three months ended March 31, 2007 was $771,807 compared to other expenses of $562,849 for the three months ended March 31, 2006. The increase in other expenses for 2007 was the accrual of taxes of 804,753 compared to an accrual of $12,188 in 2006. The Net Income reported for the three months ending March 31, 2007 was $1,064,266.

Liquidity and Capital Resources

We believe the proceeds from the receivables and the reserves will generate sufficient cash in assisting with the operating needs of the company. The company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

We currently have four (4) major customers, the State of California, Kenya- Africa, and Industrial Development Corporation a South Africa Initiative and Drako Oil. Our current accounts receivable are as follows at March 31, 2007:

Other receivables	$967,712
State of California	3,060,620
Drako Oil	3,500,000
Kenya	4,300,000
Industrial Development Corporation	6,256,430
$18,804,762

Allowance for bad debt	(176,000)
Current Accounts Receivable, net of bad debt	$17,908,762

Long Term Accounts Receivable
Galaxy 5 (net of discount)	$1,736,433

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

A considerable amount of judgment is required when we assessed the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. A provision for doubtful accounts would initially be recorded based on our historical experience, and then adjusted at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider (i) the type of entity (government, commercial, retail) and the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry, whether the entity is a national government, as well as general economic conditions, among other factors. National governments accounts are characterized as fully collectible but slow payers. The bulk of our historic client base is primarily composed of national governments, our periodic valuations do not indicate that an allowance for doubtful accounts was necessary at this time.

In the first quarter of 2007, the Company has expanded its customer base outside of national governmental account. Due to this expansion, management has currently reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this new customer. This new customer base includes state sponsored economic development councils and other quasi-governmental agency’s along with corporate based SBDC’s and SME’s. The addition of these new customer types generally represents a higher level of business risk than do national government customers. Management is changing its estimates specific to this new customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but will be applied to the new customer types. The percentage will be applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. As of March 31, 2007 that amount was $176,000.

In summary, estimates for establishing an allowance for doubtful accounts and sales returns applicable to national government account will be based on our existing method referred to above. Estimates for allowance for doubtful accounts and sales returns applicable to the new customer types will be based on the percentage of sales method.

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

b)	Changes in Internal Control over Financial Reporting

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on May 11, 2007.

IBSG INTERNATIONAL, INC.

Date: May 11, 2007	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: May 11, 2007	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer