Form 10QSB
period 2007-06-30
IBSG INTERNATIONAL INC
filed 2007-08-14
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

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

As of July 25, 2007, there were 9,436,637 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    Yes |_| No |X|

IBSG INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements

(a)	Consolidated Balance Sheets as of June 30, 2007 (unaudited)

(b)	Consolidated Statements of Operations for the Three Months ended June 30, 2007 and 2006 (unaudited)

(c)	Consolidated Statement of Cash Flow for the Three Months Ended June 30, 2007 and 2006 (unaudited)

(d)	Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

Signatures

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS
CURRENT ASSETS	June 30, 2007

Cash	$3,122,319
Accounts receivable net of allowance for bad debt	19,941,267
Prepaid expenses	380,840

Total Current Assets	23,444,426

FURNITURE, FIXTURES AND SOFTWARE, NET	881,732

OTHER ASSETS
Account receivable - long term	1,769,379
Deposits	4,164
Other assets	425,700
Deferred consulting services	2,945,705

Total Other Assets	5,144,948

TOTAL ASSETS	$29,471,106

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES	June 30, 2007

Accounts payable and accrued expenses	$887,555
Accrued tax provision	3,302,981
Deferred revenue	2,733,196
Capital leases payable	1,782

Total Current Liabilities	6,925,514

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001
par value; 9,071,430 shares issued and outstanding	9,071
Additional paid-in capital	18,367,997
Retained Earnings	4,168,524

Total Stockholders’ Equity	22,545,592

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$29,471,106

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Sales	$3,058,544	$3,000,772	$6,089,260	$4,699,584

Cost of Sales	89,093	68,042	178,186	136,085

Gross Profit	2,969,451	2,932,730	5,911,074	4,563,499

Operating Expenses
Amortization and Depreciation	6,915	9,425	14,819	19,819
Stock based compensation	412,477	301,332	710,142	647,921
Bonus	-	-	-	25,000
Bad debt expense	110,000	-	286,000	-
General and Administrative	430,007	897,332	1,053,988	1,365,991
Total Operating Expenses	959,399	1,208,089	2,064,949	2,058,731

Income from Operations	2,010,052	1,724,641	3,846,125	2,504,768

Other Income (Expense)
Loss on debt settlement and warrants	-	-	-	(470,897)
Change in Fair Value of embedded options	-	-	-	(18,683)
Change in Fair Value of warrants	-	-	-	(61,181)
Liquidated damages expense	-	-	-	-
Interest Income	32,947		65,893
Tax Provision	(160,988)	(677,556)	(965,741)	(689,744)
			-	-
Total Other Income (Expense), net	(128,041)	(677,556)	(899,848)	(1,240,505)

Net Income	$1,882,011	$1,047,085	$2,946,277	$1,264,263

Net Income Per Share - Basic/Diluted	$0.26	$0.15	$0.42	$0.19

Weighted average number of shares outstanding during the period – Basic/Diluted	7,234,173	6,827,154	7,072,895	6,720,714

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$2,946,277	$1,264,263
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Recognition of deferred consulting fee	595,331	587,334
Bad debt expense	286,000	-
Amortization and depreciation expense	193,004	155,906
Amortization of deferred interest	(65,892)	-
Loss on settlement of debt	-	470,897
Stock issued for services	4,342	20,000
Changes in operating assets and liabilities:
Accounts receivable	(4,440,483)	1,745,879
Prepaids	73,913	88,238
Decrease (increase) in other assets	(216,896)	(3,004,164)
Increase (decrease) in accounts payable and accrued expenses	(76,981)	(270,616)
Accrued interest payable	-	(55,425)
Accrued liquidated damages	-	11,613
Accrued tax provision	1,181,341	689,744
Deferred revenue	(466,265)	(806,314)

Net Cash Provided by Operating Activities	13,691	897,355

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(12,570)	(17,824)

Net Cash (Used) by Investing Activities	(12,570)	(17,824)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital Contribution	25,000	-
Repurchase of stock from shareholders	-	(979,406)
Payment of investor	-	(125,000)
Payments on Note Payable	-	(250,000)
Payments on capital leases	(2,249)	(7,368)
Proceeds from stock subscription payable	-	353,270
Stock offering costs	-	(1,300)
Common stock issued for cash	2,134,801	19,833

Net Cash Provided (Used) by Financing Activities	2,157,552	(989,971)

NET INCREASE (DECREASE) IN CASH	2,158,673	(110,440)

CASH AT BEGINNING OF PERIOD	963,646	1,297,448

CASH AT END OF PERIOD	$3,122,319	$1,187,008

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$4,360	$-

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
June 30, 2007

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
June 30, 2007

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
June 30, 2007

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

Allowance for Doubtful Accounts and Sales Returns

A considerable amount of judgment is required when we assessed the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. A provision for doubtful accounts would initially be recorded based on our historical experience, and then adjusted at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider (i) the type of entity (government, commercial, retail) and the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry, whether the entity is a national government, as well as general economic conditions, among other factors. National governments accounts are characterized as fully collectible but slow payers. The bulk of our historic client base is primarily composed of national governments; our periodic valuations do not indicate that an allowance for doubtful accounts was necessary at this time.

In the first quarter of 2007, the Company has expanded its customer base outside of national governmental account. Due to this expansion, management has currently reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this new customer. This new customer base includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDC’s and SME’s. The addition of these new customer types generally represents a higher level of business risk than do national government customers. Management is changing its estimates specific to this new customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but will be applied to the new customer types. The percentage will be applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. For the six months ending June 30, 2007 the amount was $286,000.

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
June 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

Listed below, separately, are receivables above $3,000,000.  This does not reflect sub-licenses of our customers. Our accounts receivable are as follows at June 30, 2007:

Current – Account Receivable
State of California	$3,153,620
Drako Oil	3,500,000
Department of Trade and Industry	6,006,430
Kenya	4,050,000
$16,710,050
Other Receivables	3,517,217
Less Allowance for Bad Debts	(286,000)
Total Current Account Receivable	$19,941,267

Accounts Receivable - Long term
Galaxy Five (net of discount)	$1,769,379
Total Long term receivable	$1,769,379

We recognized revenue of the following amounts for the three months ended June 30, 2007:

Revenue
State of California	$152,644
Drako Oil	408,333
Kenya	331,589
Department of Trade and Industry	2,165,977
Total Recognized Revenue	$3,058,544

Deferred revenue consisted of the following at June 30, 2007:

State of California	$328,478
Kenya	335,234
Drako Oil	412,820
Department of Trade and Industry	2,006,664
Total Deferred Revenue	$2,733,196

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
June 30, 2007

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

In May 2007 the Company issued 32,500 shares of common stock for cash valued at $1.02.

In May 2007 the Company issued 2,000 shares of common stock for service valued at $2.18.

In May 2007 the Company issued 1,562,500 shares of common stock for cash investment valued at $1.10.

In June 2007 the Company issued 46,285 shares of common stock valued at $1.10.

In June 2007 the Company issed 357,143 shares of common stock for cash investment valued at $1.00.

NOTE 4 – SUBSEQUENT EVENTS

In July 2007 the Company issued 384,111 shares of stock for the members of the board of directors and officers valued at $ 1.80.

In the third quarter, the Company expects to close an offer to raise $2,500,000 in investments. The raised funds will go into operation.

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

Overview

IBSG International, Inc. is a holding company for four software subsidiaries: Intelligent Business Systems Group, Inc. (IBSG), a provider of turn-key digital service center software; Secure Blue, Inc., a Sarbanes-Oxley and security software solution provider, and Intelligent Business Systems Development (IBSD), a software development, maintenance and data storage company and; IBSGI UK, LTD (formally A-Division IT), a consultant company focused on development of IT projects for multi-national corporations.

IBSGI UK, LTD. (IBSGI UK), a United Kingdom based subsidiary, provides business development support in IBSG International’s (IBSGI) South African project.  IBSGI UK maintains relationships with several international corporations’ offset programs and provides IT projects for these corporations.  IBSGI UK is engaged in international business development and consultancy in the Technology sector. IBSGI UK’s participation in e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsized Enterprises [SMEs] internationally in countries beyond South Africa.  IBSGI’s relationship with IBSGI UK has already brought the South African project and opportunities with similar projects in Africa and Europe (EU and UK) and India.

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

Foreign Markets
In 2004 we signed a license agreement with an agency of the country of Nigeria. We are positioning the product as a national solution for the support and development of the small to mid size business community (SMEs) and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. In 2005, we signed the Republic of South Africa and a SME development and support platform in conjunction with international corporations’ offset programs.  Additional business development efforts through IBSGI UK under this program and directly with various foreign governments are currently occurring in multiple other nations.  No assurances can be given that any new business will materialize from these efforts.

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

Secure Blue has direct market application focusing primarily on the small cap public companies. Secure Blue is currently seeking to establish channel partner arrangements with Investor Relation firms that primarily target the small cap market. Secure Blue will also seek to expand its marketing efforts to include telemarketing and direct target contact through telemarketing firms that specializes in software sales. There can be no assurance that Secure Blue will be able to establish satisfactory channels of distribution for its product or that the product will generate success in the marketplace.Secure Blue will also seek to expand its marketing efforts to include marketing support for both channel partners and direct sales using PR, advertising, and direct marketing techniques, once the basic distribution infrastructure is in place. Our aims are to make SOX Pro the preferred SOX solution within the small/mid cap market, to prepare the marketplace for our channel partners and to generate good quality, qualified leads for the sales teams

IBSD will employ several consultant services to secure independent programming contracts. The company will also employ a small force of business developers to develop direct business for the company. Most of IBSD's revenue will be derived from sub contracting opportunities in the areas of maintenance, hosting and support for IBIN's other subsidiaries.

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

Secure Blue believes that effective and speedy customer support is crucial to the long-term success of SOX Pro. As a mission-critical application, SOX Pro must be totally reliable and the support available must be of the highest order. We will be including 24/7 support as an integral part of the SOX Pro package with an ongoing annual fee of 35% of the first years license cost. Our team based in Florida will provide technical support for end users and channel partners

Research and Development
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

Results of Operations for the Three and Six Months ended June 30, 2007 and 2006

The Company reflected an increase in sales revenues for the three months ended June 30, 2007 to $3,058,544 compared to sales revenues for the three months ended June 30, 2006 of $3,000,772, an increase of $57,772. The company also recorded higher sales revenues for the six months ended June 30, 2007 of $6,089,260 compared to June 30, 2006 sales revenues of $4,699,584. The contract values were higher in 2007. The Company had deferred revenues for the six months ended June 30, 2007 of $2,733,196 (deferred pending recognition based on revenue recognition policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three and Six Months ended June 30, 2007 and 2006

The Company had operating expenses of $959,399 for the three months ended June 30, 2007 compared to operating expenses of $1,208,089 for the three months ended June 30, 2006, a decrease of $248,690.  This decrese is a reflection of lower professional services for the first six months of 2007. This reflects an operating profit for the three months ended June 30, 2007 of $2,010,052 as compared to $1,724,641 for the three months ending June 30, 2006.   Operating profits for the six months ended June 30, 2007 was $3,846,125 as compared to operating profits of $2,504,768 for the six months ended June 30, 2006.  This increase of $1,341,357 was due primary from the additional sales for 2007.

Other Expense for the Three and Six Months ended June 30, 2007 and 2006

The company had other expenses for the three months ended June 30, 2007 of $128,041 compared to other expenses of $677,556 for the three months ended June 30, 2006. The decrease in other expenses for 2007 was the accrual of taxes of 160,988 compared to an accrual of $677,556 in 2006. The Net Income reported for the three months ending June 30, 2007 was $1,882,011 as compared to net income of $1,047,085 for the three months ending June 30, 2006.  The company Net Income for the six months ended June 30, 2007 was $2,946,277 as compared to $1,264,263 for June 30, 2006.

Liquidity and Capital Resources

We believe the proceeds from the receivables and the reserves will generate sufficient cash in assisting with the operating needs of the company. The company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

Our current accounts receivable are as follows at June 30, 2007:

Other receivables	$3,517,217
State of California	3,153,620
Drako Oil	3,500,000
Kenya	4,050,000
Department of Trade and Industry	6,006,430
$20,227,267

Allowance for bad debt	(286,000)
Current Accounts Receivable, net of bad debt	$19,941,267

Long Term Accounts Receivable
Galaxy 5 (net of discount)	$1,769,379

Management expects to close an offering of $2,500,000 securities in which the Company shall use the proceeds to fund its business plan. All funds raised will go into operation.

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

In the first quarter of 2007, the Company has expanded its customer base outside of national governmental account. Due to this expansion, management has currently reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this new customer. This new customer base includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDC’s and SME’s. The addition of these new customer types generally represents a higher level of business risk than do national government customers. Management is changing its estimates specific to this new customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but will be applied to the new customer types. The percentage will be applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. As of June 30, 2007 that amount was $286,000.

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

b)	Changes in Internal Control over Financial Reporting

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on August 13, 2007.

IBSG INTERNATIONAL, INC.

Date: August 14, 2007	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: August 14, 2007	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer