Form 10QSB
period 2007-09-30
IBSG INTERNATIONAL INC
filed 2007-11-16
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

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

As of November 8, 2007, there were 9,472,636 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    Yes |_| No |X|

IBSG INTERNATIONAL, INC.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements

(a)	Consolidated Balance Sheet as of September 30, 2007 (unaudited)

(b)	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2007 and 2006 (unaudited)

(c)	Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2007 and 2006 (unaudited)

(d)	Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of  Operations

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS
CURRENT ASSETS	September 30, 2007

Cash	$3,281,388
Accounts receivable net of allowance for bad debt	23,014,831
Prepaid expenses	342,447

Total Current Assets	26,638,666

FURNITURE, FIXTURES AND SOFTWARE, NET	788,831

OTHER ASSETS
Account receivable - long term	1,802,324
Deposits	4,164
Other assets	234,900
Deferred consulting services	2,648,040

Total Other Assets	4,689,428

TOTAL ASSETS	$32,116,925

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES	September 30, 2007

Accounts payable and accrued expenses	$776,065
Accrued tax provision	1,769,912
Deferred revenue	7,726,561

Total Current Liabilities	10,272,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001
par value; 9,456,636 shares issued and outstanding	9,455
Additional paid-in capital	19,809,563
Retained Earnings	2,025,369
Total Stockholders’ Equity	21,844,387

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$32,116,925

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(restated)		(restated)

Sales	$3,989,135	$2,776,811	$10,144,286	$4,819,086

Cost of Sales	89,093	68,042	267,279	204,129

Gross Profit	3,900,042	2,708,769	9,877,007	4,614,957

Operating Expenses
Amortization and Depreciation	6,792	8,829	21,611	28,647
Stock based compensation	805,698	595,292	1,515,840	1,243,213
Bonus	-	-	-	25,000
Bad debt expense	-	-	286,000	-
Professional Fees	207,010	165,003	470,140	643,979
Salary Expense	261,315	-	735,810	-
General and Administrative	1,109,650	1,008,144	1,426,013	1,913,267
Total Operating Expenses	2,390,465	1,777,268	4,455,414	3,854,106

Income from Operations	1,509,577	931,501	5,421,593	760,851

Other Income (Expense)
Loss on debt settlement and warrants	-	-	-	(470,897)
Change in Fair Value of embedded options	-	-	-	(18,683)
Change in Fair Value of warrants	-	-	-	(61,181)
Liquidated damages expense	-	-	-	-
Interest Income	32,947	-	98,838	-
Tax Provision	(722,195)	(45,617)	(2,166,585)	(136,852)
Total Other Income (Expense), net	(689,248)	(45,617)	(2,067,747)	(687,613)

Net Income	$820,329	$885,884	$3,353,846	$73,238

Net Income Per Share Basic/Diluted	$0.10	$0.13	$0.43	$0.01

Weighted average number of shares outstanding during the period – Basic/Diluted	7,845,131	6,865,880	7,740,306	6,720,714

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
		(restated)
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$3,353,846	$73,238
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Recognition of deferred consulting fee	892,996	881,003
Bad debt expense	286,000	-
Amortization and depreciation expense	288,890	232,775
Amortization of deferred interest	(98,838)	-
Amortization of debt discount costs	-	335,677
Equity instruments	-	20,000
Loss on settlement of debt	-	470,897
Stock issued for services 5	775,599	382,211
Changes in operating assets and liabilities:
Accounts receivable	(7,613,004)	(1,041,621)
Prepaids	112,306	122,957
Decrease (increase) in other assets	395,377	(2,232,722)
Increase (decrease) in accounts payable and accrued expenses	(188,370)	(663,336)
Accrued interest payable	-	(55,425)
Income tax provision	1,769,912	1,901,602
Deferred revenue	(467,900)	414,402

Net Cash Provided (Used) by Operating Activities	(493,186)	841,658

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(15,554)	(26,480)

Net Cash (Used) by Investing Activities	(15,554)	(26,480)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital Contribution	25,000	-
Repurchase of stock from shareholders	-	(979,406)
Payment of investor	-	(125,000)
Payments on Note Payable	-	(250,000)
Payments on capital leases	(4,031)	(8,712)
Proceeds from stock subscription payable		353,270
Common stock issued for cash	2,805,513	18,533

Net Cash Provided (Used) by Financing Activities	2,826,482	(991,315)

NET INCREASE (DECREASE) IN CASH	2,317,742	(176,137)

CASH AT BEGINNING OF PERIOD	963,646	1,297,448

CASH AT END OF PERIOD	$3,281,388	$1,121,311

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$104,500

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$758,810	$-

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent 8-K filings and audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    Accounting Method

The consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

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

Background

We sell our services and license our products thru master licensee arrangements with state operated Small Business Development Centers (“SBDC”) or their profit making equivalents, Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. These organizations represent our current domestic customer base, and focus on servicing or supporting small and medium sized enterprises (SME). Internationally the Company focuses its marketing efforts in offering the solution on a federal level and expands projects through the same types of entities with additional expansion through other federal government agencies in the area of procurement.   Satellite license are sold through the master license customers for a term of five (5) years domestically, four (4) years internationally. The first year is structured like the master license fee in that it is larger then the subsequent years license maintenance fees.  These licenses fall under the master license but, the company generally receives 90 to 95% of the year.  Our target market is comprised of emerging enterprises in need of a suite of Business-to-Business products or Web enabled capabilities, but lack the resources required for internal development or are focusing their resources on growth by outsourcing these capabilities. License arrangements currently produce the majority of our revenue. We utilize written contracts in the form of master satellite license arrangements as the means to establish the terms and conditions upon which our products and services are sold.

Master/Satellite License Customer Characteristics

As discussed above, Licensee’s represent our current customer base and generate the majority of our current revenue.  Licenses arrangements are characterized by the following;

o
Master License arrangements typically represent larger value “multiple element” arrangements where a multi-year term license is delivered bundled with the first year of post contract support and certain professional services. Satellite licenses typically are less then a Master license.  Professional services are accounted for separately and are not considered essential to the functionality of the software. Master license holders can accept delivery either by electronic download to their system or by accessing their software residing on our system through the Internet. Only minimal installation and training are required. Revenue is recognized on master license or similar arrangements in accordance with the policies discussed below;

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
September 30, 2007

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

License Revenue

License revenues are primarily generated from the sale of master license agreements to SBDC’s (or their profit making equivalents) and other potential master licensees. License arrangements are typically sold with the first year of Post-contract Customer Support included. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 65% of the first year arrangement fee being allocated to license revenue, the delivered element. Recognition of license revenue occurs in the first month, once all the recognition criteria discussed above are met. Subsequent years are treated in a similar manner.  License revenue is intended to cover the initial development cost and testing of the software and the System.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Revenue Recognition (Continued)

Post-contract Customer Support (“PCS”) Revenue

Post-contract customer support includes technical support, maintenance, enhancements, upgrades and in some cases system access. License arrangements are typically sold with the first year of PCS included. The customers can also purchase annual PCS renewals over their arrangement term, which is typically 5 years domestically, 4 years internationally. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2007

d. Revenue Recognition (Continued)

Deferred Revenue

Deferred revenue results from fees billed to customers for which revenue has not yet been recognized. Deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

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

In the first quarter of 2007, the Company has expanded its customer base outside of national governmental account. Due to this expansion, management has currently reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this new customer. This new customer base includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDC’s and SME’s. The addition of these new customer types generally represents a higher level of business risk than do national government customers. Management is changing its estimates specific to this new customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but will be applied to the new customer types. The percentage will be applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. For the nine months ending September 30, 2007 the amount was $286,000.

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
September 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

Our accounts receivable are as follows at September 30, 2007:

Current – Account Receivable
Department of Trade and Industry	$11,291,993
Kenya	7,800,000

$19,091,993
Other Receivables	4,208,838
Less Allowance for Bad Debts	(286,000)
Total Current Account Receivable	$23,014,831

Accounts Receivable - Long term
Long term account receivable (net of discount)	$1,802,324
Total Long term receivable	$1,802,324

We recognized revenue of the following amounts for the three months ended September 30, 2007:

Revenue
Department of Trade and Industry	$1,058,748
Kenya	2,772,732
Other Revenue	157,655
Total Recognized Revenue	$3,989,135

Deferred revenue consisted of the following at September 30, 2007:

Department of Trade and Industry	$3,373,236
Kenya	1,312,502
Other Deferred Revenue	3,040,823
Total Deferred Revenue	$7,726,561

Listed below is an example of the future values of some of the master agreements.

Sample Contracts Table

Contract	Number of Satellites	Total Value (4 or 5 years)**	Number of SMEs in Database
Department of Trade and Industry	3	US $13.65 million	2.1 million
Kenya	5	US $8.75 million	1.1 million
** Total estimated value for licenses and license maintenance for four years internationally, five years domestically.  No subscription revenue included in figures.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
September 30, 2007

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

In May 2007 the Company issued 20,000 shares of common stock for cash valued at $1.50.

In May 2007 the Company issued 12,500 shares of common stock for service valued at $2.18.

In May 2007 the Company issued 2,000 shares of common stock for service valued at $2.18.

In May 2007 the Company issued 1,562,500 shares of common stock for cash investment valued at $1.40.

In June 2007 the Company issued 12,000 shares of common stock valued at $1.40.

In June 2007 the Company issued 50,284 shares of common stock valued at $1.75.

In June 2007 the Company issued 20,000 shares of common stock for service valued at $1.79.

In June 2007 the Company issued 357,143 shares of common stock for cash investment valued at $1.40.

In July 2007 the Company issued 384,111 shares of stock for the members of the board of directors and officers valued at $1.80.

NOTE 4 – RESTATEMENT

As discussed below, certain restatements for filing with the SEC are in process for the quarters ended March 31, 2007, June 30, 2007 and for the year ended December 31, 2006 and December 31, 2005. The net effect of the restatements is being recorded as of September 30, 2007 other assets, deferred revenue, accrued tax provision, tax expense and revenue.

These amendments will reflect certain adjustments to revenue and deferred revenue. Previously recognized revenues associated with certain older contracts are required to be restated and deferred until such time as all SOP 97-2 requirements have been satisfied.

The effect at September 30, 2007 is to change beginning balances at January 1, 2007 of the following accounts:

	For the 9 months ended September 30, 2006		For the 3 months ended September 30, 2006
	As Originally Reported	As Restated	Difference	As Originally Reported	As Restated	Difference

Revenue	$7,516,378	$4,819,086	$(2,697,292)	$2,798,686	$2,776,811	$(21,875)
Net Income	$1,749,180	73,238	$(1,675,942)	484,918	885,884	$400,966
Income Per Share	$0.26	$0.01	$(0.25)	$0.07	$0.13	$0.06

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

IBSGI UK, LTD. (IBSGI UK), a United Kingdom based subsidiary, provides business development and support to IBSG International’s (IBSGI) international projects.  IBSGI UK maintains relationships with several international government officials at the ministry/secretary level as well as international corporations’ offset programs and provides IT projects for these corporations.  IBSGI UK is engaged in international business development and consultancy in the Technology sector. IBSGI UK’s participation in e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsized Enterprises [SMEs] internationally in countries beyond South Africa.  IBSGI’s relationship with IBSGI UK has already brought the South African project and opportunities with similar projects in Africa and Europe (EU and UK) and India.

IBS Group offers BizWorld Pro as a solution to enhance the operating efficiency and create revenue for State Small Business Development Centers (or their profit making equivalents), business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations through the licensing of its unique turnkey digital service center software, which provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform.

Secure Blue, Inc. provides, in management’s opinion, an economical Sarbanes-Oxley (SOX) compliance and security software suite, Secure Blue Pro. This product is targeted to small and mid cap public companies as well as private companies that work with public companies and must be in compliance with SOX as a result of working with a public company.

IBSD, Inc. provides ongoing support of our other subsidiaries, IBS Group, Secure Blue, and IBSGI UK. The company provides development, system support and secure data storage, and maintains offices in the US and India, where its current offshore development and support team is located.

As software providers, system integrators and Application Service Providers, IBSG, Inc. and Secure Blue, Inc. generate revenue from license sales, system modifications, systems support, and a percentage of monthly customer fees if and when a license is sold.. The typical IBSG/Secure Blue license agreement has a five-year term, but, being updated on an annual basis, has historically been renewed upon expiration (to date the company has had only one licensee not renew, due to the expiration of the licensee's contract with their client).

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

Background

We sell our services and license our products thru master licensee arrangements with state operated Small Business Development Centers (“SBDC”) or their profit making equivalents, Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. These organizations represent our current domestic customer base, and focus on servicing or supporting small and medium sized enterprises (SME). Internationally the Company focuses its marketing efforts in offering the solution on a federal level and expands projects through the same types of entities with additional expansion through other federal government agencies in the area of procurement.   Satellite license are sold through the master license customers for a term of five (5) years domestically, four (4) years internationally. The first year is structured like the master license fee in that it is larger then the subsequent years license maintenance fees.  These licenses fall under the master license but, the company generally receives 90 to 95% of the fees in the first year.  Our target market is comprised of emerging enterprises in need of a suite of Business-to-Business products or Web enabled capabilities, but lack the resources required for internal development or are focusing their resources on growth by outsourcing these capabilities. License arrangements currently produce the majority of our revenue. We utilize written contracts in the form of master/satellite license arrangements as the means to establish the terms and conditions upon which our products and services are sold.

Master/Satellite License Customer Characteristics

As discussed above, Licensee’s represent our current customer base and generate the majority of our current revenue.  Licenses arrangements are characterized by the following;

o
Master License arrangements typically represent larger value “multiple element” arrangements where a multi-year term license is delivered bundled with the first year of post contract support and certain professional services. Satellite licenses typically cost less then a Master license.  Professional services are accounted for separately and are not considered essential to the functionality of the software. Master license holders can accept delivery either by electronic download to their system or by accessing their software residing on our system through the Internet. Only minimal installation and training are required. Revenue is recognized on master license or similar arrangements in accordance with the policies discussed below;

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

License Revenue

License revenues are primarily generated from the sale of master license agreements to SBDC’s (or their profit making equivalents) and other potential master licensees. License arrangements are typically sold with the first year of Post-contract Customer Support included. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.

Our revenue recognition policy for multiple-element arrangement, as described above, generally results in 65% of the first year arrangement fee being allocated to license revenue, the delivered element. Subsequent years are treated in a similar manner.  Recognition of license revenue occurs in the first month, once all the recognition criteria discussed above are met.

 Post-contract Customer Support (“PCS”) Revenue

Post-contract customer support includes technical support, maintenance, enhancements, upgrades and in some cases system access. License arrangements are typically sold with the first year of PCS included. The customers can also purchase annual PCS renewals over their arrangement term, which is typically 5 years domestically, 4 years internationally. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

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

Factors for Government or Quasi-Government Agency Customers

Most of our current customers are government or quasi-government agencies and are considered a low collection risk and irrevocable due to the budgetary nature of governments. However, due to the “slow pay” nature of these entities, payments could take as long as 12 months to be brought current, although management expects to reduce that time to no more than 9 months. As more fully discussed in SOP 97-2, the fees are determined to be fixed and determinable because;

•	our software is not subject to obsolescence, any more than is typical for comparable software and we have not made concessions to effect collections,
•	our software is integral to the fundamental mission of our master and their satellite license customers,
•	our contracts are long term, greater then 12 months, and collections on invoices are expected to be less than 12 months,
•	our contracts provide for normal collection terms which are substantially less than the term of our agreements and further permit the assessment of late fees and interest on delinquent balances,
•	our contracts are with government entities, and by law, these entities are precluded from not disbursing funds that have been approved and allocated for the license agreement,
•	our contracts do not include any Fiscal Funding Clauses,
•	our contracts do not include any Rights of Return or Cancellation Clauses, and
•	payment is not dependant on the number of SME’s engaged.

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

 The market for the BizWorld Data System includes state operated Small Business Development Centers (or their profit making equivalents), business organizations such as chambers of commerce, large corporations, and other entities which seek to help small and medium size businesses succeed. When Intelligent Business Systems Group, Inc. sells a master “host” license to a state Small Business Development Center or business associations (i.e. chambers of commerce), that entity can sell “sub-licenses' to the other vertical markets in their respective states or markets, from which Intelligent Business Systems Group, Inc. may receive incremental revenue. This market represents a projected $2.5-$3.5 billion NOT including international application. No assurances can be made that such market shall be realized or result in profitability.

Small Business Development Centers (SBDCS):
Many states operate Small Business Development Centers funded by a combination of US Small Business Administration and state resources. The purpose of these centers is to provide a range of assistance and training to the small and mid-size business sector. Many of the SBDCs have a profit making equivalent or are partners in a profit making entity.  We currently have a license agreement with 11 such entities.

Fortune 1000 Corporations:
The Company’s subsidiaries suggests that Master license holders seek to sell Corporate Sponsor satellite licenses to Fortune 1000 corporations for procurement purposes (i.e. RFPs or Tenders thru award of a bid).  The license price is dependent on the size of the corporation and the number of RFPs/Tenders issued.  This license would provide the Corporation with unlimited access to the constituent pool of the SMEs in order to facilitate the large corporation's recruitment of small businesses as vendors. The System platform permits end users to interact not only with these large corporations, but also among each other.

Government Agencies
Other government agencies are routinely approached to purchase a satellite license to use the system for procurement purposes.  When these licenses are sold they are primarily for use of the Bid Management functions of the system.  This is/has been viewed by many local government municipalities and ministries (internationally) as a means of centralizing all procurements activities.  As such, any government vendor or vendor of a municipality would be compelled to join the platform as a subscriber in order to be positioned for future government RFPs/tenders.

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

Foreign Markets
In 2004 we signed a license agreement with an agency of the country of Nigeria. We have since positioned the product as a national solution for the support and development of the small to mid size business community (SMEs), as a centralized procurement center not only for government but large corporations and provide access to the same by larger corporations and government entities. By providing the ability to manage developing businesses on the internet while creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. Additional business development efforts through IBSGI UK are underway with various foreign governments although no assurances can be given that any new business will materialize from these efforts.

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

International Markets
Many aspects of the Sarbanes-Oxley Act have been incorporated into new European legislation which led to rapid growth and a huge global market for SOX solutions well in excess of the US projection. Additionally, foreign companies doing business with US public companies will be required to be SOX compliant as well. It is our objective to establish Secure Blue in the US before expanding into European and Asian markets.

Sales & Market Strategy
Intelligent Business Systems Group, Inc. is focused on the US markets and it’s current marketing efforts primarily consists of “word of mouth” referrals from existing or potential customers, targeted prospect awareness campaigns, various conventions and trade shows and cold calling entities with resources and marketing research. The most effective and powerful marketing tool is the demonstration of the system and its comprehensive features. Demonstrations and contract negotiations are handled on a personal basis.

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

Customer Support
Our management believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn will enhance our reputation and generate repeat orders. In addition, we believe that customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts. Intelligent Business Systems Group, Inc. provides toll free and web site support. However, the first line of support is built into the systems through a virtual trainer and self diagnostic feature which is enhanced by the system being capable of providing instructions to navigate a user error or auto report a potential system “bug” which is directed to the technical center’s program team which can correct the anomaly on-line and auto down load the correction to all systems. The virtual trainer describes the purpose of each page to the end user, how to complete the page by animating the page as a window in a window and makes suggestions on where to go to next in the system.  This should provide for minimum end user confusion which statistically makes up the majority of on-line help calls (Microsoft 2005; Oracle 2006).

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

Competition
Our management believes that we are the leading provider of digital commerce and management systems for small and medium businesses provided over the internet. However our products compete against a variety of individual software programs designed to provide similar functions for small and medium sized business users.  Additionally, many digital commerce solutions are available to small businesses through established internet portals such as Yahoo.  Many internet hosting providers’ help their customers set up e-commerce sites and provide software for such sites.  A wide variety of consultants market e-commerce solutions to small businesses and offer a more personalized service than are available through small business development centers.

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

Results of Operations for the Three and Nine Months ended September 30, 2007 and 2006

The Company reflected an increase in sales revenues for the three months ended September 30, 2007 to $3,989,135 compared to sales revenues for the three months ended September 30, 2006 of $2,776,811, an increase of $1,212,324. The company also recorded higher sales revenues for the nine months ended September 30, 2007 of $10,144,286 compared to September 30, 2006 sales revenues of $4,819,086. The contract values were higher in 2007. The Company had deferred revenues for the nine months ended September 30, 2007 of $7,726,561(deferred pending recognition based on revenue recognition policies previously stated; See Note 2 of the Financial Statements).

Operating Expenses for the Three and Nine Months ended September 30, 2007 and 2006

The Company had operating expenses of $2,390,465 for the three months ended September 30, 2007 compared to operating expenses of $1,777,268 for the three months ended September 30, 2006, an increase of $613,197.  This increase is a reflection of stock based compensation for the three months ended September 30,2007. The Company had an operating profit for the three months ended September 30, 2007 of $1,509,577 as compared to $931,501 for the three months ending September 30, 2006.   Operating profits for the nine months ended September 30, 2007 was $5,421,593 as compared to operating profits of $760,851 for the nine months ended September 30, 2006.  This increase of $4,660,742 was due primary from the additional sales for 2007.

Other Expense for the Three and Nine Months ended September 30, 2007 and 2006

The company had other expenses for the three months ended September 30, 2007 of $689,248 compared to other expenses of 45,617 for the three months ended September 30, 2006. The increase in other expenses for 2007 was the accrual of additional taxes.  The Net Income reported for the three months ending September 30, 2007 was $820,329 as compared to net income of $885,884 for the three months ending September 30, 2006.  The company Net Income for the nine months ended September 30, 2007 was $3,353,846 as compared to $73,238 for September 30, 2006.

Liquidity and Capital Resources

We believe the proceeds from the receivables and the reserves will generate sufficient cash in assisting with the operating needs of the company. The company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

Our current accounts receivable are as follows at September 30, 2007:

Department of Trade and Industry	$11,291,993
Kenya	7,800,000
Other Receivables	4,208,838
$23,300,831

Allowance for bad debt	(286,000)
Current Accounts Receivable, net of bad debt	$23,014,831

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

We acquired our enterprise software and began servicing licensees of such software in 2004.   Prior financial information reflects a profitable operation. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets. These risks may include:

●	Uncertain commercial acceptance of our products;
●	Technological obsolescence; and
●	Competition

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

Licenses held by satellite license holders that are non-government entities are mandated to adhere to a wide range of government compliance regulations.  As such, payments may, without previous knowledge or forewarning be interrupted, should a satellite license holder of a government master license holder, fall into a non compliance state.  The myriad of possible domestic or international compliance regulations makes it impossible to determine if a satellite license holder is compliant or sufficiently compliant.  As such, if a satellite license holder falls into a non compliance status with their respective governments, it could affect payments due to the Company.

In the first quarter of 2007, the Company has expanded its customer base outside of national governmental accounts. Due to this expansion, management has currently reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this new customer. This new customer base includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDC’s and SME’s. The addition of these new customer types generally represents a higher level of business risk than do national government customers. Management is changing its estimates specific to this new customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but will be applied to the new customer types. The percentage will be applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. As of September 30, 2007 that amount was $286,000.

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

b)	Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                      Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.                      Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended September 30, 2007.

Item 3.                      Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2007.

Item 4.                      Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

Item 5.                      Other Information:

There is no information with respect to which information is not otherwise called for by this form.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on November 16, 2007.

IBSG INTERNATIONAL, INC.

Date: November 16, 2007	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: November 16, 2007	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer