Form 10KSB/A
period 2006-12-31
IBSG INTERNATIONAL INC
filed 2008-01-07
CIK 1031905

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
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |_|

The issuer's revenues for the fiscal year ended December 31, 2006 were $7,604,678.

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

PART I

This Form 10-KSB/A (Amendment No. 1) amends the Company’s annual report on Form 10-KSB for fiscal years ended December 31, 2006 and 2005, as initially filed with the Securities and Exchange Commission on March 29, 2007 and is being filed to reflect certain adjustments to revenue, deferred revenue and the tax provision in the consolidated financial statements with clarifications to our significant accounting policies specific to revenue recognition. This amendment addresses certain revenue recognition adjustments required to be in compliance with generally accepted accounting standards. Additionally, the tax provisions for fiscal years ended December 31, 2006 and 2005 have been restated to reflect the adjustments related to revenue as well as to correct errors in the income tax note as originally filed. The significant effects of these revisions are presented in Note 8 to the consolidated financial statements.  The restatements affect disclosures and tabular amounts in Item 6. Selected Financial Data; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. This amendment incorporates certain revisions to historical data but is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

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
      ·    Valuation of services paid for with common stock; and
      ·    Accounting for derivatives

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

Master License Customer Characteristics

As discussed above, Master Licensee’s represent our current customer base and generate the bulk of our current revenue. Master license arrangements are characterized by the following:

o	the license element is recognized when the license becomes accessible;
o	the post-contract customer support element is recognized ratably over the support period; and
o	professional services are recognized as services are delivered.

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

3.	Delivery occurs:
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

Post-contract Customer Support (“PCS”) Revenue

Post-contract customer support includes technical support, maintenance, enhancements, upgrades and in some cases system access and is specified in the license arrangement. License arrangements are typically sold with the first year of PCS included. The customers can also purchase annual PCS renewals over their arrangement term, which are typically for each of years 2 through 5. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

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

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized. Deferred revenue generally represents deferred maintenance, consulting and training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

Deferred revenue at December 31, 2006 was $8,194,461 as compared to $3,979,130 of deferred revenue at December 31, 2005. The Company deferred revenues are as followed at December 31, 2006:

California	$2,924,693
Kenya Drako Oil	994,768 1,225,000
Industrial Development Corporation -South Africa Initiative	3,050,000
$8,194,461

Cost of Sales

Cost of Sales was $272,171 in 2006, approximately 3.6% of revenues. Cost of Sales was $410,726 in 2005, approximately 8.3% of revenues. Cost of sales is the amortization and depreciation of the software assets. The Company has determined that the amount of salaries responsible for the installation and maintenance which would be allocable into cost of sales would be approximately $1,500 for the year ended December 31, 2005. The Company has determined that this amount is immaterial.

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

Net Income

The Company reported a net income of $697,114 in 2006 and a net income of $1,243,780 in 2005. The primary reason for the decrease in net income is due to an income tax benefit of $1,304,100 for 2005 compared to a tax payable of $382,900 for 2006.

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
$15,339,550

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

BUSINESS RISKS

WE HAVE ACHIEVED PROFITABLE OPERATIONS BUT MAY NOT BE PROFITABLE IN THE FUTURE.

We incurred a net income of $697,114 in 2006 and a net income of $1,243,780 in 2005. Our revenues are currently greater than our expenses. The Company recorded tax benefit of $1,304,100 for the year ending December 31, 2005. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

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

Item 8A Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 for the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded as of December 31, 2006 that our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports that we filed or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported properly. As of the date of this amended filing (Amendment No. 1), the Company has addressed all weaknesses in its controls and believes its discolsure controls and procedures are adequate.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on January 4, 2008.

IBSG INTERNATIONAL, INC

Date: January 4, 2008	By:	/s/ Michael Rivers
Michael Rivers
President

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Michael Rivers	President and Director ( Principal	January 4, 2008
Michael Rivers	Executive Officer)

/s/ Jeffery Willmott	Director	January 4, 2008
Jeffery Willmott

/s/ Geoffrey Birch	Director, Treasurer (Principal	January 4, 2008
Geoffrey Birch	Accounting Officer)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006
C O N T E N T S

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet	3-4
Consolidated Statements of Operations	5
Consolidated Statements of Changes in Stockholders' Equity	6
Consolidated Statements of Cash Flows	7
Notes to the Consolidated Financial Statements	9
F-1-

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

As discussed in Note 8 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2006 and 2005.  This action was taken to correct errors relating to revenue recognition. Adjustments have been made to correct revenue, deferred revenue and the tax provision.

HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2007, except for note 8 for which the date is December 31, 2007
F-2-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
December 31, 2006
(Restated)
CURRENT ASSETS
Cash	$963,646
Accounts receivable	15,339,550
Prepaid expenses	454,753
Other assets	103,205

Total Current Assets	16,861,154

FURNITURE, FIXTURES AND SOFTWARE, NET (Note 3)	641,167

OTHER ASSETS
Deposits	4,164
Account receivable - long term, net of discount of $428,296	2,571,704
Goodwill	38,000
Deferred tax assets, net	2,253,300
Deferred consulting services	3,541,036
Total Other Assets	8,408,204

TOTAL ASSETS	$25,910,525

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31, 2006
(Restated)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$964,463
Deferred revenue (Note 2)	8,194,461
Capital leases payable	4,031
Deferred tax liabilities, net	1,332,100

Total Current Liabilities	10,495,055

TOTAL LIABILITIES	10,495,055

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 7,070,019 shares issued and outstanding	7,071
Additional paid-in capital	16,205,838
Accumulated deficit	(797,439)

Total Stockholders' Equity	15,415,470

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$25,910,525

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
	For the years ended December 31,
	2006	2005
	(Restated)	(Restated)
REVENUES	$7,604,678	$4,928,356

EXPENSES
Cost of Sales	272,171	410,726
Services paid for with common stock	1,474,661	1,802,581
Amortization and depreciation	35,153	39,685
Salary	914,064	538,549
Professional Fees	827,929	717,052
General and administrative expenses	2,489,885	1,120,575

Total Expenses	6,013,863	4,629,168

Income From Operations	1,590,815	299,188

OTHER EXPENSES
Loss on asset sale	--	(8,266)
Interest expense	(58,877)	(456,251)
Interest income	98,837	--
Liquidated damages option liability	--	(160,000)
Change in fair value of embedded conversion	(18,683)	388,870
Change in far value of warrant liability	(61,181)	(176,178)
Loss on debt settlement	(470,897)	--
Gain on debt	--	52,317
Total Other Expenses	(510,801)	(359,508)
Net income (loss) before provision (benefit) for income taxes	1,080,014	(60,320)
provision (benefit) for income taxes	382,900	(1,304,100)
Net Income	$697,114	$1,243,780
INCOME/LOSS PER SHARE - Basic	$0.10	$0.28
INCOME/LOSS PER SHARE - Diluted	$0.10	$0.26
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - Basic	7,023,831	4,484,161
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - Diluted	7,023,831	4,837,061

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Payable	Deficit
Balance, December 31, 2004	3,760,520	$3,761	$12,525,206	$59,500	$(2,738,333)
Common stock issued for cash	1,677,928	1,678	1,807,988	--	--
Common stock issued for (restricted) for commissions/services	58,826	59	226,339	(59,500)	--
Price guarantee	319,612	320	2,878	--	--
Common stock issued for bonus shares	7,000	7	18,193	--	--
Common stock issued
for fundraising	--	--	(131,398)	--	--
Common stock issued board member services	209,500	210	412,240	--	--
Officer contribution of salary M. Rivers	--	--	146,500	--	--
Common stock issued for debt ext	4,000	4	4,396	--	--
Amortization of deferred costs	--	--	--	--	--
Payment of stock offering costs	--	--	(147,950)	--	--
Common stock issued for services	2,500	2	3,748	--	--
Net income, December 31, 2005 (restated)	--	--	--	--	1,243,780
Balance, December 31, 2005	6,039,886	6,041	14,868,140	--	(1,494,553)
Common stock issued board member services	165,000	165	263,835	--	--
Common stock issued for (purchased of company)	20,000	20	37,980	--	--
Common stock issued for cash	369,300	369	333,901	--	--
Common stock issued for settlement debt	834,733	835	1,429,643	--	--
Purchase of treasury stock	(461,400)	(461)	(830,059)	--	--
Common stock issued for services	20,000	20	19,980	--	--
Common stock issued for private offering	82,500	82	82,418	--	--
Net income, December 31, 2006 (restated)	--	--	--	--	697,114
Balance, December 31, 2006	7,070,019	$7,071	$16,205,838	--	$(797,439)

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:	(Restated)	(Restated)
Net income (loss)	$697,114	$1,243,780
Adjustments to reconcile net income to net
cash used by operating activities:
Amortization of deferred consulting expense	1,190,661	629,438
Bad debt expense	--	9,007
Amortization and depreciation expense	307,098	331,857
Change in fair value of warrant and embedded conversion option liabilities	--	(212,692)
Amortization of debt discount costs	--	390,063
Loss on settlement of debt	470,897	--
Stock issued for services and contributed for services	284,000	1,539,227
Changes in assets and liabilities:
Accounts receivable	(4,701,171)	(6,023,304)
Prepaid expenses	161,688	(609,465)
Other assets	(103,204)	--
Long term receivable	(2,571,704)	--
Deposits	(2,764)	(20)
Deferred tax assets, net	768,900	(3,022,200)
Accounts payable and accrued expenses	358,200	420,182
Accrued liquidated damages	11,613	160,000
Accrued Interest payable	(55,426)	55,425
Deferred revenue	4,215,331	2,631,644
Deferred tax liabilities, net	(386,000)	1,718,100

Net Cash Provided by (Used in) Operating Activities	645,233	(738,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(25,893)	(12,326)

Net Cash Used in Investing Activities	(25,893)	(12,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock	(983,559)	--
Payments of related party borrowings	--	(243,648)
Proceeds from convertible note	--	980,275
Payments on capital leases	(10,055)	(11,993)
Payments on notes payable	(250,000)	--
Proceeds from issuance of common stock, net of offering costs	290,471	1,315,678

Net Cash Provided by (used in) Financing Activities	(953,143)	2,040,312

NET INCREASE (DECREASE) IN CASH	(333,803)	1,289,028
CASH AT BEGINNING OF PERIOD	1,297,449	8,421

CASH AT END OF PERIOD	$963,646	$1,297,449

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)

	For the Years Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	(Restated)	(Restated)
Interest paid	$58,877	$--
Income taxes paid	$(104,500)	$--
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for deferred consulting expenses	$--	$--
Equity instruments	$284,000	$1,539,227

Common stock issued for extinguishment of debt	$834,733	$4,360
Initial recording of debt discounts from issue costs and derivatives	$-	$1,000,000
Repurchase of common stock	$(830,520)	$--

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

Background

We sell our services and license our products thru master licensee arrangements with state operated Small Business Development Centers (“SBDC”), Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. These organizations represent our current customer base, and focus on servicing or supporting small and medium sized enterprises (SME). Our target market is comprised of emerging enterprises in need of a suite of Business-to-Business products or Web enabled capabilities, but lack the resources required for internal development or are focusing their resources on growth by outsourcing these capabilities. Master license arrangements currently produce all of our revenue. We utilize written contracts in the form of master license arrangements as the means to establish the terms and conditions upon which our products and services are sold and revenue is recognized.

Master License Customer Characteristics

Master licenses produce the bulk of our revenue. Master license customers are typically government operated Small Business Development Centers (“SBDC”), Fortune 1000 Corporations, Business Associations, Banking Institutions and International Economic Development Projects. Most of our current master license customers are government or quasi-government agencies and are considered a low credit risk.

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

o	the license element is recognized when the license becomes accessible;
o	the post-contract customer support element is recognized ratably over the support period; and
o	professional services are recognized as services are delivered.

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

We recognize revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:
1. Persuasive evidence of an arrangement exists, which consists of a written, non-cancelable contract signed by both the customer and us;
2. The fee is fixed or determinable when we have a signed contract that states the agreed upon fee for our products and/or services, which specifies the related payment terms and conditions of the arrangement and it is not subject to refund or adjustment;
3. Delivery occurs:
a. For licenses - due to the Web nature of our software, when access to the software is made available to our customer through the Internet or the software is delivered electronically. Our arrangements are typically not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general nor do our arrangements contain acceptance clauses. For any arrangement with such a clause, delivery occurs after the customer has accepted the software.
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

The customers can also purchase annual PCS renewals over their arrangement term, which are typically for each of years 2 through 5. PCS renewals are separately and distinctly identified from the license fee. Our customers are free to choose whether to purchase annual renewal maintenance subsequent to the initial year, or not, and that decision is reaffirmed in each individual renewal year. Each annual PCS renewal is separately invoiced in the year the renewal decision is made. If customers choose not to purchase the annual renewal maintenance, our software continues to work and their right to use it remains intact under their original license agreement. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

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

Factors for Government or Quasi-Government Agency Customers

Most of our current customers are government or quasi-government agencies and are considered a low credit risk. Our contacts reflect terms and conditions that take into consideration the nature of these entities. As more fully discussed in SOP 97-2, the fees are determined to be fixed and determinable because:
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

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized. Deferred revenue generally represents deferred maintenance, consulting or training services not yet rendered and license revenue until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

The Company has amended its annual report to reflect certain adjustments to revenue and deferred revenue in the consolidated financial statements for fiscal years ended December 31, 2006 and 2005 along with clarification specific to the Company’s revenue recognition policies.  Previously recognized revenues associated with certain older contracts have been restated and will be deferred until such time as all SOP 97-2 requirements have been satisfied.  The effects of this restatement are presented in Note 8.

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns

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

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns (Continued)

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision or doubtful accounts could be required.

We currently have four (4) major customers, Industrial Development Corporation - South Africa Initiative, Kenya, California and Drako. Our accounts receivables from the customers are as follows at December 31, 2006:

California	$2,973,120
Drako Oil	3,500,000
Kenya	3,800,000
Industrial Development Corporation-South Africa Initiative	4,546,430
14,819,550
Other Receivables	520,000
Total Receivables	$15,339,550

We recognized revenue of the following amounts for the year ended December 31, 2006:

California	$159,714
Drako oil	2,275,000
Kenya	2,805,232
Industrial Development Corporation - South Africa Initiative	2,250,000
Other Revenue	114,732
$7,604,678

Deferred revenue consisted of the following at December 31, 2006:

California	$2,924,693
Kenya	994,768
Drako Oil	1,225,000
Industrial Development Corporation - South Africa Initiative	3,050,000
$8,194,461

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

h. Basis Income per Share

Income per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

	For the years ended December 31,
	2006	2005
Income (loss) / (numerator)	$697,114	$1,243,780
Shares / (denominator) - Basic	7,023,831	4,484,161
Shares / (denominator) - Diluted	7,023,831	4,837,061
Income (loss) per share - Basic	$0.10	$0.28
Income (loss) per share - Diluted	$0.10	$0.26

The reference to common stock and income pershare have been retroactively restated.

i. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely then not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

The information in this footnote has been restated for 2006 and 2005, respectively, to reflect certain adjustments related to revenue as well as to correct errors in the income tax note as originally filed with the SEC on  March 29, 2007.  The most significant corrections to this note are related to the reversal in 2005 of a valuation allowance of approximately $1.1 million for deferred taxes and the recognition of deferred tax liabilities related to deferred consulting.  It was determined in 2005 that the deferred tax assets were realizable. The effects of this restatement are presented in Note 8.

The provision (benefit) for income taxes for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Federal:
Current	$--	$--
Deferred	326,614	(1,113,400)

State:
Current	--	--
Deferred	56,286	(190,700)
	$382,900	$(1,304,100)

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL carryover	$2,076,600	$3,238,100
Accrued expenses	139,500	62,000
Depreciation	37,200	--
Deferred tax liabilities:
Depreciation	--	(215,900)
Deferred consulting	(1,332,100)	(1,780,100)

Net deferred tax assets	$921,200	$1,304,100

The company has a net operating loss carry forward of approximately $5,500,000 available of offset future taxable income through 2028.
F-15-

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Income Taxes (Continued)

Deferred tax assets and liabilities are reflected on the Company’s consolidated balance sheets at December 31, 2006 and 2005 as follows:

	2006	2005

Non-current deferred tax assets, net	$2,113,800	$3,022,200
Current deferred tax liability, net	(1,192,600)	(1,718,100)
Net deferred tax assets	$921,200	$1,304,100

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 37.62% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005
Book income (loss)	$406,300	$(22,700)
NOL	(1,161,500)	(444,900)
Meals & entertainment	3,500	2,400
Loss on extinguishment of debt	177,100	3,100
Deferred consulting	448,000	447,900
Depreciation	19,100	32,200
Options/warrents	30,000	(80,000)
Related party accruals	77,500	62,000
	$--	$--

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

NOTE 7 - SETTLEMENT OF $1 MILLION SENIOR SECURED CONVERTIBLE NOTE AND RELATED WARRANTS

On January 18, 2006 (the “Settlement Date”) the Company paid $150,000 in cash and issued 834,733 common shares to settle the outstanding principal, accrued interest and accrued liquidated damages relating to the $1 million senior secured convertible note and the related outstanding warrants. Of this amount, 101,400 was restricted stock was settled in January 2006 for all Class A and B warrants (approximately 4 million shares in warrants) at a ration or approximately four to one. A loss on settlement of $470,897 was recorded. At the time of the settlement, accrued interest payable was $55,425, accrued liquidated damages was $171,613, discount warrant value was $533,491, discount lender fee was $11,916, discount BCF was $58,703, and debt issue cost was $9,092. The shares were valued at $1.00 per share. This created an administrative loss for the period of approximately $470,897 [$533,490 (debt discounts) - $171,613 (liquidated damages)] for this transaction. The SEC position follows the AICPA position as delineated in the AICPA Practice Alert 2000-1. It is that contractually negotiated prices or values are not representative of fair value. Although the Company carried a market value on the warrants of $533,490 until the point of settlement and the Company settled the debt for less than approximately 25% of that value, regulations prevent the Company from adjusting the value to the lower value.

On the Settlement Date, the $292,034 fair value liability of the embedded conversion option and the then $555,412 fair value liability of the warrants were reclassified to equity as additional paid-in capital.

NOTE 8 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its annual report for fiscal years ended December 31, 2006 and 2005 to reflect certain adjustments to revenue and deferred revenue as well as the tax provision in the consolidated financial statements along with clarification specific to the Company’s revenue recognition policies.  The Company’s annual report on Form 10-KSB for fiscal year ended December 31, 2006, was initially filed with the SEC on March 29, 2006.

The Company has amended its annual report to reflect certain adjustments to revenue and deferred revenue in the consolidated financial statements along with clarification specific to the Company's revenue recognition policies required to be in compliance with generally accepted accounting standards. Previously recognized revenues associated with certain older contracts are required to be restated and deferred until such time as all SOP 97-2 requirements have been satisfied.

The tax provision has been restated to reflect the adjustments related to revenue, as mentioned above, as well as to correct errors in the income taxes note as orginally filed with the SEC.

The following table reflects the effects of the restatements.

	Year	Year
	Ended	Ended
	December 31, 2006	December 31, 2005
Other Assets
As Previously Reported	$--	$--
As Restated	103,205	--
Difference	$103,205	$--

Deferred Tax Assets, Net
As Previously Reported	$170,805	$--
As Restated	2,253,300	3,022,200
Difference	$2,082,495	$3,022,200

Deferred Revenue
As Previously Reported	$3,199,461	$1,681,422
As Restated	8,194,461	3,979,130
Difference	$4,995,000	$2,297,708

Deferred Tax Liabilities, Net
As Previously Reported	$--	$--
As Restated	1,332,100	1,718,100
Difference	$1,332,100	$1,718,100

Income Tax Payable
As Previously	$2,121,640	$104,500
Reported
As Restated	--	--
Difference	$(2,121,640)	$(104,500)

Retained Earnings
(Accumulated Deficit)
As Previously Reported	$1,222,321	$(605,445)
As Restated	(797,439)	(1,494,553)
Difference	$(2,019,760)	$(889,108)

Revenue
As Previously Reported	$10,301,970	$7,226,064
As Restated	7,604,678	4,928,356
Difference	$(2,697,292)	$(2,297,708)

Net Income (Loss) Before Provision
(Benefit) for Income Taxes
As Previously Reported	$3,777,306	$2,237,388
As Restated	1,080,014	(60,320)
Difference	$(2,697,292)	$(2,297,708)

Provision (Benefit) for
Income Taxes
As Previously Reported	$1,949,540	$104,500
As Restated	382,900	(1,304,100)
Difference	$(1,566,640)	$(1,408,600)

Net Income
As Previously Reported	$1,827,766	$2,132,888
As Restated	697,114	1,243,780
Difference	$(1,130,652)	$(889,108)

Earning per Share - Basic
As Previously Reported	$0.26	$0.48
As Restated	0.10	0.28
Difference	$(0.16)	$(0.20)

Earning per Share - Diluted
As Previously Reported	$0.26	$0.44
As Restated	0.10	0.26
Difference	$(0.16)	$(0.18)

Weighted Average Shares
Outstanding - Basic	7,023,831	4,484,161

Weighted Average Shares
Outstanding - Diluted	7,023,831	4,837,061

