Form 10KSB
period 2007-12-31
IBSG INTERNATIONAL INC
filed 2008-04-01
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2007

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
(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer's revenues for the fiscal year ended December 31, 2006 were $14,571,283.

The number of shares outstanding of the issuer's common stock as of March 24, 2008 was 10,279,301 shares. The aggregate market value of the common stock of 8,842,690 shares held by non-affiliates, based on the closing price of the common stock on the over the counter market as of March 24, 2008 was $13,529,316.

Transitional Small Business Disclosure Format (Check one): Yes☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

FORM 10-KSB - INDEX

PART I

Item 1. Description of Business

Business Development

The Company was originally incorporated on June 18, 1996, under the laws of the State of Florida under the name Celebrity Steakhouses, Inc. The Company changed its corporate name to Deerfield Financial Services, Inc. (“Deerfiled”) effective October 28, 1996. On January 31, 1998, Deerfield acquired all of the outstanding stock of Optical Concepts of America, Inc., a Delaware corporation formed on April 30, 1996, through a Stock Purchase Agreement in exchange for 750,000 shares of common stock of Deerfield. Prior to the acquisition, the Company had not commenced any active business operations. The Company adopted the corporate name of Optical Concepts of America, Inc. on July 6, 1998 and thereafter was engaged in the development, design and marketing of a collection of fashionable prescription eyeglass frames as well as a line of upscale, ready-to-wear, non-prescription reading eyewear until the end of 2000 when it divested this business. Since that time, until February 2004, the Company redirected its efforts and limited resources towards seeking potential new business opportunities or business transactions with other companies.

The Company signed a share exchange agreement to acquire Intelligent Business Systems Group, Inc. (“Group”) in November 2003 and changed its name to IBSG International, Inc. (“IBSGI”) at that time. The share exchange agreement closed on February 13, 2004. In the share exchange, we acquired 100% of the outstanding capital stock of Group in exchange for 1,500,000 shares of our common stock. These shares were issued to the stockholders of Group in exchange for their wholly owned interest in Group. At the time of acquisition, the stockholders of Group acquired control of IBSGI and accordingly, for accounting purposes, Group was treated as the acquiring entity. BSGI is the continuing entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Group. The Company began planned principle operations as of the date of the reverse merger.

In June 2004 we acquired certain assets of RedHand International, a UK based company, which included sophisticated security software and a channel partner agreement. We created a new company called Secure Blue, Inc. (Secure Blue) to own such assets. In February of 2006 the Company acquired A-Division IT Systems, Ltd. (A-Division), a UK based consultant company, in effort to expand the Company’s international business.

Our Business

IBSGI is a holding company for four software subsidiaries: Intelligent Business Systems Group, Inc. (IBSG), a provider of turn-key digital service center software; Secure Blue, a Sarbanes-Oxley (SOX) and security software solution provider, and Intelligent Business Systems Development (IBSD), a software development, maintenance and data storage company and; IBSGI UK, LTD (formally A-Division), a consultant company focused on development of IT projects for multi-national corporations.

IBSG offers BizWorld Pro, a copyrighted and trademarked e-commerce platform, as a solution to enhance the operating efficiency and create revenue for State Small Business Development Centers (or their profit making equivalents), business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations through the licensing of its unique turnkey digital service center software.  This software provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform.
.

Secure Blue provides an economical  SOX compliance and security software suite product called Secure Blue Pro. This product is targeted to small and mid cap public companies as well as private companies that work with public companies that therefore must comply with SOX requirements.

IBSD, Inc. provides ongoing support for our other subsidiaries; IBS Group, Secure Blue, and IBSGI UK. The Company provides development, system support and secure data storage, and maintains offices in both the US and India, where its current offshore development and support team is located.

IBSGI UK, LTD. (IBSGI UK), a United Kingdom based subsidiary, provides business development and support to IBSGI’s international projects.  IBSGI UK maintains relationships with several international government officials at the ministry/secretary level as well as international corporations’ offset programs and provides IT projects for these corporations.  IBSGI UK is engaged in international business development and consultancy in the Technology sector. IBSGI UK’s participates in international e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsized Enterprises [SMEs.  IBSGI’s relationship with IBSGI UK has already produced a project in South Africa along with opportunities for similar projects in Africa, Europe,and India.

As software providers, system integrators and application service providers, IBSG and Secure Blue generate revenue from license sales, system modifications, systems support, and a percentage of monthly customer fees if and when a license is sold. The typical IBSG/Secure Blue license agreement has a five-year term, however, the agreements are updated annually and have historically been renewed upon expiration.

Market for our products

The potential market for the BizWorld Data System includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises. Alternatively, the potential markets for Secure Blue are public companies which are required to establish internal control systems or companies that require tracking of sensitive files.  All current and projected revenues for the Company are associated with the digital commerce platform, BizWorld Pro and the recurring revenues projected from both license revenues and on going monthly subscription fees from small to mid-sized enterprises.  The projected market size for BizWorld Pro is greater than $15 billion annually.  No assurances can be made that such market shall be realized or result in profitability.

 The market for the BizWorld Data System includes state operated small business development centers (or their profit making equivalents), business organizations such as chambers of commerce, large corporations, and other entities which seek to help small and medium size businesses succeed. When Intelligent Business Systems Group, Inc. sells a master license to a state small business development center or business association (i.e. chambers of commerce), that entity can sell “satellite-licenses” to the other vertical markets in their respective states or markets, from which IBSG, Inc. or IBSGI-UK, Ltd. may derive incremental revenue. This market represents a projected $2.5-$3.5 billion exclusive of international application. No assurances can be made that such market shall be realized or result in profitability.

Small Business Development Centers (SBDCS):

Many states operate small business development centers funded by a combination of the US Small Business Administration and state resources. The purpose of these centers are to provide a range of assistance and training to the small and mid-size business sector. Many of the SBDCs have a profit making equivalent or are partners in a profit making entity.  We currently have license agreements with 11 such entities.

Fortune 1000 Corporations:

The Company’s subsidiaries suggests that Master license holders seek to sell corporate sponsored satellite licenses to Fortune 1000 corporations for procurement purposes (i.e. RFPs or Tenders thru award of a bid).  The license price is dependent on the size of the corporation and the number of RFPs/Tenders issued.  This license would provide the Corporation with unlimited access to the constituent pool of the SMEs in order to facilitate the large corporation's recruitment of small businesses as vendors. The System platform permits end users to interact not only with these large corporations, but also among each other.

Government Agencies:

Other government agencies are routinely approached to purchase a satellite license to use the system for procurement purposes.  When these licenses are sold, they are primarily for use of the Bid Management functions of the system.  This is/has been viewed by many local government municipalities and ministries (internationally) as a means of centralizing all procurements activities.  As such, any government vendor, or vendor of a municipality, would be compelled to join the platform as a subscriber in order to be positioned for future government RFPs/tenders.

Business Associations:

We seek to license the BizWorld Data System to other business associations such as local chambers of commerce, which have membership or offer services to small and medium size businesses as a way of providing additional services and generate additional revenues.

Banking Institutions:

Many major banking institutions maintain divisions specializing in providing banking services to small-to-medium sized businesses. These banks can add the BizWorld Data System access to their customers to encourage their use of the internet to grow their businesses, add another revenue stream to their own business services offerings, and create an excellent new communication tool whereby the bank can pursue enhanced revenue relationships for their existing service offerings.

Economic Development Projects:

These markets reflect a combination of the above market needs. The BizWorld Data System can provide them with similar benefits and the ability to create multiple associations with the other markets in a similar fashion as previously described.

Foreign Markets:

In 2004 we signed a license agreement with an agency of the country of Nigeria. We have since positioned the product as a national solution for the support and development of the small to mid size business community (SMEs), as a centralized procurement center for both government entities and large corporations. By providing the ability to manage developing businesses on the internet while simultaneously creating a robust internet presence, small to mid size businesses will be enabled for domestic and international business. Additional business development efforts through IBSGI UK are underway with various foreign governments although no assurances can be given that any new business will materialize from these efforts.

Secure Blue Markets:

Secure Blue will target small to mid size cap public companies. Because of the broad encompassing nature of the SOX legislation, any private company doing business with a public company, both in the US and abroad, must be SOX compliant for those records dealing with that business. This market represents a projected value of $3-$4 billion.  Currently in the US, there are an estimated 10,000 small cap companies, and over 10,000 private companies doing business with public companies.  No assurances can be made that such market shall be realized or result in profitability.

International Markets:

Many aspects of the Sarbanes-Oxley Act have been incorporated into new European legislation which led to a large global market for SOX solutions that far exceeded US projections. Additionally, foreign companies doing business with US public companies are also required to be SOX compliant as well. It is our objective to establish Secure Blue in the US before expanding into European and Asian markets.

Sales & Market Strategy:

Intelligent Business Systems Group, Inc.’s marketing efforts primarily consist of “word of mouth” referrals from existing or potential customers are currently targeted prospect awareness campaigns, various conventions and trade shows and cold calling entities with resources and marketing research and are focused on the US markets. The most effective and powerful marketing tool is the demonstration of the system and its comprehensive features. We have determined that demonstrations and contract negotiations are most effective when handled on a personal basis.

To achieve our growth plans, IBSG, Inc. and IBSGI-UK, Ltd., need to employ more business developers, present a more visible presence at conventions, accelerate contract implementation, and acquire and import database information of SMEs/vendors from license holding entities. We also anticipate the need to provide enhanced training and marketing services to our customers, which can best be achieved by acquiring existing service companies with expertise in that field. Additional technical staff will accelerate contract implementation and add-on work (system modifications) as the customer base is extended. There can be no assurance that we will be able to meet our growth plans or have sufficient financial resources to provide the enhanced services.

Secure Blue was launched in mid-April of 2005.  One month later in May 2005, we began a series of online, live demonstrations to potential channel partners (i.e. accounting and law firms, brokerage firms and potential end users). Our distribution strategy is to develop third-party channels to publicly traded companies through professional advisors. These include investor relations firms, law firms, accountancy firms, banks, compliance consultancies, corporate finance advisors, venture capital companies and other strategically important organizations. We are approaching these potential channel partners individually and demonstrating SOX Pro live online to create a dialogue leading to long-term business partnerships. We will continue to direct our sales activity on third-party channels until we are satisfied that we can achieve significant traction in the market place. Our third-party channels will attack the end-user market through their existing client base.

In addition we will continue to promote and demonstrate SOX Pro to potential end-users where appropriate. Our long term goal is to build a specialized direct sales team focused on specific target sectors within the small/mid cap market ,selling direct, or providing qualified leads, to our channel partners. There can be no assurance that Secure Blue will be able to establish satisfactory channels of distribution for its product or that the product will generate success in the marketplace.

Marketing, Sales and Support:

We market our products primarily through direct contact of potential customers, referrals from existing customers or potential customers and conferences that are market specific. The key to the marketing of the various products is the ability under the BizWorld product to enable customers to act as channel partners through the ability to sell satellite-licenses of the system and provide revenue generating digital service centers to their customers or members. By utilizing the existing relationships between the various government agencies and/or corporate and business associations and the end user, individual small-mid size businesses (enterprises), referred to as SMEs, the Company market through the licensing entities existing marketing or public relations communication lines rather than directly to the SMEs.  This is marketing practice is critical to the long term revenue stream established by the Company. End user pay a monthly subscription fee which are based on a minimum of $20/month/SME (20 Euros/month in the European countries) of which the Company average revenue share is 50%-55%.

Secure Blue uses a direct market application focusing primarily on the small cap public companies. Secure Blue is currently seeking to establish channel partner arrangements with investor relation firms that primarily target the small cap market. Secure Blue will also seek to expand its marketing efforts to include telemarketing, and direct target contact through telemarketing firms that specializes in software sales. There can be no assurance that Secure Blue will be able to establish satisfactory channels of distribution for its product, or that the product will generate success in the marketplace. Secure Blue will also seek to expand its marketing efforts to include marketing support for both channel partners and direct sales using PR, advertising, and direct marketing techniques, once the basic distribution infrastructure is in place. Our aims are to make SOX Pro the preferred SOX solution within the small/mid cap market, to prepare the marketplace for our channel partners, and to generate good quality, qualified leads for the sales teams

IBSG will employ several consultant services to secure independent programming contracts. The Company will also employ a small force of business developers to develop direct business for the Company. Most of IBSD's revenue will be derived from sub contracting opportunities in the areas of maintenance, hosting, and support for IBIN's other subsidiaries.

Customer Support

Our management believes that strong customer support is crucial to both the initial marketing of its products and essential for maintaining customer satisfaction, which in turn will enhance our reputation and generate additional business. In addition, we believe that the customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development. Intelligent Business Systems Group, Inc. (IBSG) and Intelligent Business Systems Group International UK, Ltd. (IBSGI-UK) provides toll free and web site support. However, the first line of support is built into the systems through a virtual trainer and self diagnostic feature which is enhanced by the system s ability to provide instructions to navigate a user error or auto report a potential system “bug”.  When a system “bug” is detected, it is directed to the technical center’s program team which can correct the anomaly on-line and auto down load the correction to all systems. The virtual trainer describes the purpose of each page to the end user, uses animation to instruct the end user on how to complete the page, and provides suggestions on where to go to next in the system.  This should provide for minimum end user confusion which statistically make up the majority of on-line help calls (Microsoft 2005; Oracle 2006).

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

We believe that our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. Our management and technical team under IBSD are constantly searching for frontier technology from numerous sources and maintain relationships with several larger technology firms as a test bed for emerging technologies such as Microsoft.  Additionally, the business development and project implementation teams from both IBSG and IBSGI-UK request and receive comments on desired functionality or system changes from not only the Company's customers but the customer's, customer. Our management also intends to hold focus groups taking a sample population of customers and discussing in an open forum the potential revisions of the various systems.

Competition

Our management believes that we are the leading provider of digital commerce and management systems for small and medium businesses (enterprises; SMEs) provided over the internet. However our products compete against a variety of “niche” individual software programs designed to provide a small percentage of similar functions for small and medium sized business users (i.e. web site builders). Additionally, various limited functions can be found through internet portals such as Yahoo. Many internet hosting providers’ help their customers set up e-commerce sites and provide software for such sites.

The marketplace is full of so-called point products offering solutions to various elements of Sarbanes-Oxley compliance. Virtually all of these solutions are heavily biased in price and complexity toward the larger corporation. Secure Blue has a major cost advantage over the competition and is a more comprehensive SOX solution. We have built the solution on a comprehensive and proven security software solution and added sophisticated enhancements such as the PDA access for compliant and sub compliant officers to have access to data on activity of sensitive information. This provides our customer with the required base criteria of SOX which is a secure network with sophisticated functionality of SOX specific monitoring. The majority of the competition has established distribution infrastructures built on a range of existing and complementary products. We are confident that we can leverage the success of the other subsidiary, IBS Group, and their network. Once our third-party channel network is established, we will focus on taking a significant share of the small-mid cap company market.

Manufacturing

Our products are principally composed of digital materials.  Coding and revisions are done at the central offices of the Company and its India facilities for all subsidiaries' products. All servers related to initial back up and developments are at the international location. The Company offers “hosting” which is done at a secure off site location with redundant back ups in India and its central offices. The Company follows the standard course for treatment of development software and storage with back up power supplies, redundant server farms, and off site back up services.

Patents, Trademarks and Licenses

The Company currently relies upon a combination of trademark, copyright, and trade secret laws and contractual provisions to protect proprietary rights in its products. Both the intellectual property being sold by the Company's subsidiaries, IBS Group, IBSGI-UK and Secure Blue, are copyright and Trade mark protected and wholly owned by the Company. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain, and use, the Company's products or technology without authorization. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Because the software industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of similar technology.

Although the Company believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company in the future or that any such claims will not require the Company to enter into royalty or cross-license arrangements or result in costly litigation.

Personnel

As of March 15, 2008 the Company, including all subsidiaries had a total of 48 employees and 3 full time consultants, 12 of which were engaged in marketing, sales and related customer support services, 26 were in research and development, and 10 were in general and administrative functions. Our success depends in significant part upon the performance of our senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel is intense in the software industry. There can be no assurance that the Company will retain its key managerial and technical employees. The Company's failure to attract, assimilate, or retain highly qualified sales, technical and managerial personnel could materially adversely affect the Company's business. None of the Company's employees are represented by a labor union. The Company has never experienced any work stoppages. None of our employees have written employment agreements.

Item 2. Description of Property

The Company leases offices in Celebration, Florida from an independent realtor. The leased space is approximately 4,000 square feet. The term of the lease is 60 months and terminates May 18, 2012. The monthly rent is $6,110 per month. The Company maintains a corporate office in London, United Kingdom on a month by month basis for approximately $500 per month. The Company leases 1,900 square feet corporate office in Ahmedabad, India. The terms are of the lease is 60 months and terminates on February 2011. The monthly rent is $1,283. The Company also leases office space in Johannesburg, South Africa on a month to month basis.  The monthly rent is $2,545.

Item 3. Legal Proceedings

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no submissions of matters to security holders in the fourth quarter 2007.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

Common Stock

Our common stock is quoted on the NASD OTC Bulletin Board under the symbol “IBIN”. The following is the range of high and low closing prices for our common stock for the periods indicated:

PERIOD	HIGH		LOW
January 1, 2006 - March 31, 2006	$1.90	*	$1.30	*
April 1, 2006 - June 30, 2006	$2.70	*	$1.50	*
July 1, 2006 - September 30, 2006	$2.10	*	$1.50	*
October 1, 2006 - December 31, 2006	$1.75	*	$1.23	*
January 1, 2007 - March 31, 2007	$1.75	*	$1.27	*
April 1, 2007 - June 30, 2007	$2.87	*	$1.32	*
July 1, 2007 - September 30, 2007	$1.92	*	$1.37	*
October 1, 2007 - December 31, 2007	$2.23	*	$1.56	*
*Post reverse split

In September 2006, the Company processed a ten for one stock split.  All references to Common Stock have been retroactively restated.

As of March 24, 2008 there were approximately 236 holders of record of our common stock.

 Holders of our common stock are entitled to cash dividends as may be declared by the board of directors. We do not intend to pay any dividends in the foreseeable future and investors should not rely on an investment in us if they require dividend income. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our board of directors and will be based upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. There can be no assurance that cash dividends of any kind will ever be paid.

Item 6. Management's Discussion And Analysis Or Plan Of Operation

Management's Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with any future changes in GAAP regarding recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC for profit entities). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this annual report on Form 10-KSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2007 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

Overview

IBSG International, Inc. (IBSGI) is a holding company for four software subsidiaries: Intelligent Business Systems Group, Inc. (IBSG), a provider of turn-key digital service center software; Secure Blue, a Sarbanes-Oxley (SOX) and security software solution provider, and Intelligent Business Systems Development (IBSD), a software development, maintenance and data storage company and IBSGI UK, LTD (formally A-Division), a consultant company focused on development of IT projects for multi-national corporations.

IBSG offers BizWorld Pro, a copyrighted and trademarked e-commerce platform, as a solution to enhance the operating efficiency and create revenue for State Small Business Development Centers (or their profit making equivalents), business associations (e.g., Chambers of Commerce) and Fortune 1000 corporations through the licensing of its unique turnkey digital service center software.  This software provides a broad range of digital budgetary, administrative and commercial services (B2B, e-commerce, government to business and enterprise business services) on a single platform.

Secure Blue provides an economical SOX compliance and security software suite product called Secure Blue Pro. This product is targeted to small and mid cap public companies as well as private companies that work with public companies that therefore must comply with SOX requirements.

IBSD, Inc. provides ongoing support for our other subsidiaries; IBS Group, Secure Blue, and IBSGI UK. The Company provides development, system support and secure data storage, and maintains offices in both the US and India, where its current offshore development and support team is located.

IBSGI UK, LTD. (IBSGI UK), a United Kingdom based subsidiary, provides business development and support to IBSGI’s international projects.  IBSGI UK maintains relationships with several international government officials at the ministry/secretary level as well as international corporations’ offset programs and provides IT projects for these corporations.  IBSGI UK is engaged in international business development and consultancy in the Technology sector. IBSGI UK’s participates in international e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsized Enterprises [SMEs.  IBSGI’s relationship with IBSGI UK has already produced a project in South Africa along with opportunities for similar projects in Africa, Europe,and India.

As software providers, system integrators and application service providers, IBSG and Secure Blue generate revenue from license sales, system modifications, systems support, and a percentage of monthly customer fees if and when a license is sold. The typical IBSG/Secure Blue license agreement has a five-year term, however, the agreements are updated annually and have historically been renewed upon expiration.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies:

      ·    Revenue recognition;
      ·    Deferred Revenue; and
      ·    Accounts recievable, allowance for doubtful accounts and sales returns

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 - Revenue Recognition. The Company has also adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

The Company recognize revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

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

Master license arrangements typically represent large value “multiple element” arrangements where a multi-year term license is delivered in the first year with post contract support (PCS) and certain professional services.  PCS includes technical support, maintenance, enhancements, upgrades and, in some cases system access.  Satellite license arrangements are typically structured similarly to the corresponding master license but the fees are less as it is technically a sub-contract of the master license.  In the first year, PCS is packaged with the license and accordingly the Company allocates the arrangement fees to the elements using the residual method which generally results in 65% of the first year’ arrangement fee being allocated to license revenue.  Master license holders can accept delivery either by electronic download to their system or by accessing their software residing on our system through the Internet. Only minimal installation and training is required. PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis.   The PCS revenue subsequent to year 1 is realized annually, upon customer acceptance, as deferred revenue and recognized as revenue over the service period of one year.  Professional services include training and installation services are accounted for separately as they are not considered essential to the functionality of the software.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. Current deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are satisfied. The Company has amended its annual report to reflect certain adjustments to revenue and deferred revenue in the consolidated financial statements for fiscal years ended December 31, 2006 and 2005 along with clarifications to the Company’s revenue recognition policies.  A certain portion of deferred revenue represents license fees for which the conditions of the arrangements have been modified, and which represent previously recognized revenues specifically associated with certain older contracts which have been restated and will be deferred until such time as all SOP 97-2 requirements have been satisfied.  The effects of this restatement are presented in Note 11.

Deferred revenue as of December 31, 2007 consists of the following:
	South Africa	Kenya	Other	Total

Beginning balance as of December 31, 2006	$4,275,000	$994,768	$2,924,693	$8,194,461

Increases: current year deferred revenue	3,625,087	1,312,500	331,565	5,269,152

Decreases: realization of revenue from deferred revenue	(3,029,611)	(1,435,462)	(292,193)	(4,757,266)

Deferred revenue as of December 31, 2007	4,870,476	871,806	2,964,065	8,706,347

Less current portion of deferred revenue	(2,507,976)	(871,806)	(331,565)	(3,711,347)

Deferred revenue, net of current portion	$2,362,500	$-	$2,632,500	$4,995,000

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns

A considerable amount of judgment is required to assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. A provision for doubtful accounts would initially be recorded based on historical experience, and then adjusted at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers (i) the type of entity (government, commercial, retail) and the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry, whether the entity is a national government, as well as general economic conditions, among other factors. The bulk of the Company’s  historic client base is primarily composed of national government accounts which are classified as fully collectible but slow payers.

In the first quarter of 2007, the Company expanded its customer base outside of national governmental accounts. Due to this expansion, management has reevaluated its allowance for doubtful accounts and sales return allowance specific to this new customer base which includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDC’s and SME’s. The addition of these types of customers generally represents a higher level of business risk than do national government customers. Accordingly, management evaluates the realization of accounts receivable specific to this new customer base by using a percentage of sales revenue as the basis for its allowance for doubtful accounts applied consistently among all contracts generated from the new customer base. For the year ended December 31, 2007 the allowance for doubtful accounts was $286,000.  For the years ended December 31, 2006 there was no allowance for doubtful accounts.

In summary, estimates for establishing an allowance for doubtful accounts and sales returns applicable to national government account will be based on our existing method referred to above. Estimates for allowance for doubtful accounts and sales returns applicable to the new customer types will be based on the percentage of sales method.

The Company has a note recievable to Galaxy5 for $3,000,000 recorded from the sale of the CAC contract in March 2006. An interest discount of $428,296 was recorded at the time of the contract sale. This receivable has a term of three years at the time of issue. The balance of the note receivable as of December 31, 2007 was $1,802,324.

Our accounts receivables from the customers are as follows at December 31, 2007:

	South Africa	Kenya	Other	Allowance	Total

Balance as of December 31, 2006	$8,046,430	$3,800,000	$3,493,120	$-	$15,339,550

Increases to accounts receivable:

Recognition of revenue in the current year	9,342,024	4,372,962	856,297	-	14,571,283

Realization of revenue (from deferred revenue) in the current year	(3,029,611)	(1,435,462)	(292,193)	-	(4,757,266)

Recognition of deferred revenue in the current year	3,625,087	1,312,500	331,565	-	5,269,152

Total increases to accounts receivable	9,937,500	4,250,000	895,669	-	15,083,169

Total reductions to accounts receivable	(1,744,437)	(1,400,000)	(123,451)	(286,000)	(3,553,888)

Accounts recievable as of December 31, 2007	16,239,493	6,650,000	4,265,338	(286,000)	26,868,831

Less current portion of accounts recievable, net	12,696,993	6,650,000	1,632,828	(286,000)	20,673,831

Accounts recieveable, net of current portion	$3,562,500	$-	$2,632,500	$-	$6,195,000

85% of the Company’s accounts receivable outstanding is related to two customers in South Africa and Kenya. The aggregate value of these two contracts is approximately $33.4 million, including the multi-year license renewal component of the contracts. From inception of these contracts through December 31, 2007, the Company has realized revenue of  approximately $21 million.

The Company has amended its annual report to reflect certain adjustments to revenue and deferred revenue in the consolidated financial statements for fiscal years ended December 31, 2006 and 2005 along with clarifications to the Company’s revenue recognition policies. A certain portion of accounts receivable represents license fees for which the conditions of the arrangements have been modified and which represent previously recognized revenues specifically associated with certain older contracts that have been restated to deferred revenue and will be deferred until such time as all SOP 97-2 requirements have been satisfied. These amounts, along with the multi-year license renewal component of the contract for South Africa are classified as accounts receivable, net of current portion.

Revenue

Revenue increased $6,966,605, or 92%, from $7,604,678 in 2006 to $14,571,283 in 2007.  Revenues increased significantly this year and is a reflection of signing master contracts with larger values as well as increases in satellite contracts.

Cost of Sales

Cost of Sales was $356,372 in 2007, approximately 2.44% of revenues. Cost of Sales was $272,171 in 2006, approximately 3.6% of revenues. Cost of sales includes the amortization and depreciation of the software assets. The Company has determined that the amount of salaries responsible for the installation and maintenance which would be allocable into cost of sales would be approximately $1,500 for the year ended December 31, 2007. The Company has determined that this amount is immaterial.

Services paid for with common stock

Stock-based compensation was $1,813,505 in 2007 arising out of the issuance of common stock as compensation for services received and to be received. The Company at December 31, 2007 had $2,350,375 in deferred consulting services in other assets related to stock-based compensation.

Amortization and depreciation

Amortization and depreciation expense was $381,402 for 2007. We recognized amortization and depreciation expense on our furniture, fixtures and equipment.

Bad debt expense

 The Company has recorded $286,000 of bad debt expense related to the allowance for doubtful accounts for 2007.

Sales, General and Administrative Expense

Sales, general and administrative expenses increased $1,063,586 or 18.5% to $6,805,278 in 2007 from $5,741,692 in 2006. General and administrative expenses consist primarily of related personnel costs, and other general corporate costs and show an increase in 2007 primarily due to the additional consulting services for the international market in order to increase market share as well as additional stock based compensation.

Interest Expense and Liquidated Damages

Interest expense was $0 for 2007 and $58,877 in 2006. This reduction in expense, year over year, was due to the settlement of the $1,000,000 convertible promissory note, interest incurred since March 2005 and the related amortization of debt discounts.

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

Net Income

The Company reported a net income of $4,859,093 in 2007 and a net income of $697,114 in 2006. The primary reason for the increase in net income is due to more revenue recorded in 2007 than in 2006.  The increase also has an additional $2,233,534 in provisions for income taxes.

Liquidity and Capital Resources

The Company paid off the $1,000,000 of Senior Secured Convertible Notes in the first quarter of 2006. In the second quarter of 2006, the Company purchased 461,400 of common stock from shareholders. The Company expanded its operations to two international offices in 2006. One of the offices is in South Africa and the other operation is located in India. We believe the proceeds from the receivables and the reserves will generate sufficient cash in assisting with the operating needs of the Company. The Company is continuing to acquire new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

Obligations and Commitments

The following table reflects our contractual obligations with regards to  real estate commitments as of December 31, 2007. This table does not include trade payables, derivative liabilities and other operating expenses not subject to written commitments such as salaries.

Year	Total Scheduled Rental Payments
2008	$75,324
2009	$78,444
2010	$81,696
2011	$59,340
2012	$61,140

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

BUSINESS RISKS

WE HAVE ACHIEVED PROFITABLE OPERATIONS BUT MAY NOT BE PROFITABLE IN THE FUTURE.

We incurred a net income of $4,859,093 in 2007 and a provision income of $697,114 in 2006. Our revenues are currently greater than our expenses. The Company recorded tax expense of $2,616,434 for the year ending December 31, 2007. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

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

REDUCED FUNDING FOR SMALL BUSINESS DEVELOPMENT AND AN EMPHASIS OF GOVERNMENT PROCUREMENT MAY ADVERSELY AFFECT OUR REVENUES

Our BizWorld Data System product is designed to enhance the operating efficiency of SMEs.  Any agency or entity that budgets in part or whole serve this market sector may see budget reductions which could affect Company financial performance.  Additionally, if governments stop emphasizing the need for broad procurement opportunities may also result in a material affect on Company performance.

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

OUR BUSINESS IS DEPENDENT IN PART ON THIRD PARTY LICENSEES WHOM WE DO NOT CONTROL.

We provide our BizWorld Data System to certain licensees on a revenue sharing basis whereby we receive a percentage of the revenue generated by our licensees from satellite licenses and end user subscriptions of the product. If these licensees are not successful in developing end users who pay for use of the product, then we will not receive the revenues we expect from these arrangements.

OUR BUSINESS AND OPERATING RESULTS WILL SUFFER IF OUR SYSTEMS OR THE INTERNET FAIL, BECOME UNAVAILABLE OR PERFORM POORLY SO THAT CURRENT OR POTENTIAL USERS DO NOT HAVE ADEQUATE ACCESS TO OUR PRODUCTS OVER THE INTERNET.

Our BizWorld Data System software is generally accessed by end users over the internet. Our ability to provide products and services to our customers and operate our business depends on the continued operation of our information systems and the internet. A significant or repeated reduction in the performance, reliability or availability of our information systems or the internet could harm our ability to conduct our business, and harm our reputation and ability to attract and retain customers.

OUR INTERNATIONAL OPERATIONS EXPOSE OUR BUSINESS TO ADDITIONAL RISKS.

A significant portion of our 2007 revenue was derived from international customers. This may involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations, political instability and difficulty in collection of receivables.

WE MAY HAVE DIFFICULTY IN MEETING THE DEMANDS WHICH MAY ARISE IN THE EVENT OF SIGNIFICANT GROWTH IN OUR OPERATIONS.

In the event we are successful in developing significant additional demand for our products, we may experience significant pressure on the Company's managerial, operational, and financial resources. We may be required to rapidly add to our staff and facilities which may require additional financing. We cannot assure you that we will be successful in meeting the challenges of managing the growth of our business.

WE MAY HAVE SOME CASH FLOW PROBLEMS IF THE ACCOUNT RECEIVABLES ARE NOT PAID IN A TIMELY MANNER.

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

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2007 or any interim period.

 We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period. On January 15, 2008, the Board of Directors, appointed Jewett, Schwartz, Wolfe & Associates (“JSWA”) as its new principal independent-registered public accounting firm. This decision to engage JSWA was ratified by the majority approval of the Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the directors and officers of the Company.
NAME	POSITION
Michael Rivers, PhD	President, CEO and Director
Geoffrey Birch	Director Treasurer
Jeffrey Willmott	Director
Alexander Preker, PhD	Director

Dr. Michael Rivers is the founder of IBSG and has over twenty-four years experience in the field of business development, support and human services. His areas of expertise include supporting the development of small to mid size businesses, establishing digital business services with a diverse group of business community entities and remote vocational relationships within One-Stop Career Center processes through technology. Dr. Rivers has served as an expert and guest speaker for several organizations. Of note, the U.S. Dept. of Commerce, the Social Security Administration, the Dept. of Labor, the Association for Community Colleges and a number of state and national organizations. Dr. Rivers has also been the guest speaker for several countries as an expert in internet strategies and expansion of commerce activity.  Dr. Rivers holds a doctorate through the Washington D.C. consortium of universities, and an undergraduate degree in the diversified studies of Chemistry, Biology and Psychology.

Mr. Jeffrey Willmott is a senior level executive with over 35 years experience in diverse industries, both domestic and international in scope. He started his career in 1977 at Avon Products, spending 5 years in the South American marketing group, and then 3 years as Division Manager for a $25million dollar New England sales group. Recruited to Westinghouse in 1983 into their nascent cable television unit, Group W, Mr. Willmott spent 8 years in all phases of sales and marketing, and running the effort in the southeast region of the U.S. After the sale of Group W, Mr. Willmott joined the venerable investment banking firm of Dillon Read & Company (now UBS) in 1991, spending the next 8 years in financial services, business development, and marketing. In 2002, he joined the board of RCG Companies, a public travel/technology holding company. He was immediately made Chairman of the Board, and through various travel related mergers/acquisitions, the business grew to over $300 million in bookings. Mr. Willmott retired the Chair in 2005, and remained a director until the Company was acquired by private equity. Mr. Willmott joined the board of IBSGI in June 2005. He is currently also advising several private early stage companies with their development. Also, he serves on the Adjunct faculty of both New York University Graduate Management Program and Fordham University Graduate School of Business. He holds a Bachelors and an MBA in marketing.

Mr. Geoffrey Birch was in the manufacturing and distribution plastics and pharmaceuticals for over 30 years. Mr. Birch developed a specialized European facility for medicated over-the-counter hair treatments which was eventually purchased by SSL International, a UK publicly quoted company in the late 1990s. Mr. Birch was a board member of several UK Venture capital firms investing in young UK companies with identifiable growth potential in the areas of technology. He is currently chairman of Sylvrey Ltd, an investment company. Mr. Birch brings in-depth knowledge into the development of businesses in bear and bull markets.

Dr. Alexander S. Preker has served as director of the Company since October, 2007. From 2006 through 2007, Dr. Preker was the Lead Economist, Africa Region  (AFTH2), World Bank and Member of Global Task Force on Scaling up Health Education, WHO, Geneva. From 2004 through 2006, Dr. Preker was the Sector Leader & Member of Corporate Management Group (AFTH2), World Bank.  From 2000 through 2003, Dr. Preker was the Chief Economist for Health and Head of Health Systems Development, World Bank.  Dr. Preker has completed the Executive Development Program, Harvard University, US; earned a PhD, Economics, London School of Economics and Political Science, London, UK; Diploma, Medical Law and Ethics, King's College, London, UK; Fellowship, Medicine, University College London, London, UK; Postgraduate Medical Training, McGill, Montreal, Quebec, Canada; Masters of Business Administration (audit), McGill, Montreal, Quebec, Canada; MD, University of British Columbia, Vancouver, Canada;  and BSc, Honors, University of British Columbia, Vancouver, Canada. Dr. Preker is currently an Adjoint Associate Professor, Wager School, New York University, New York, NY.

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
Audit Committee Financial Expert

The Board has determined that Director Geoffrey Birch has the expertise to be financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934. Mr. Birch is not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the Exchange Act. The board anticipates when an audit committee is impaneled; Mr. Birch will serve on that committee in that capacity.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics for its directors, officers and management employees. Such code was filed as Exhibit 14 to Form 10-KSB filed March 21, 2004 and is available to shareholders at no charge from the Company at, 1132 Celebration Blvd., Celebration, FL 34747.

 The Board of Directors accepted the resignation of HJ & Associates, LLC for the 2007 audit and elected to obtain a new accounting firm.  On January 15th, 2008 the board appointed Jewett, Schwartz, Wolfe, and Associates, LLC as its new set of auditors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

       The following table summarizes compensation paid to the Company's president/chief executive officer in 2005 (the “named executive officers”) as well as his compensation in 2004. No other officer received compensation of $100,000 in any such year.
Annual Compensation			Long Term Compensation Awards
					Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Michael Rivers,	2007	$198,000	-	-	-	-	-	-
President, CEO	2006	$198,000	-	-	-	-	-	-

Dr. Rivers was appointed CEO of IBSGI as of November 17, 2003. All of Dr. Rivers’ salary is currently deferred and $120,000 of his 2005 salary was waived and contributed to the capital of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

None.

OPTION EXERCISES AND STOCK VESTED TABLE

None.

PENSION BENEFITS TABLE

None.

NONQUALIFIED DEFERRED COMPENSATION TABLE

None.

ALL OTHER COMPENSATION TABLE

None.

PERQUISITES TABLE
None.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

None.

EXECUTIVE EMPLOYMENT CONTRACTS

The named executive officer set forth in the Summary Compensation Table is an “at will” employee and does not have a written employment agreement. The Board of Directors established the 2006 base annual salary of the named executive officer as $198,000. Salary for 2007 and 2006 is currently being deferred.

The Company has no stock option, SAR or other compensation plans.

DIRECTOR COMPENSATION

Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the Company.

On July 2, 2007, the Company issued 370,611 shares of common stock to the directors. A consulting company controlled or represented by Geoffrey Birch's wife, the Company's Chief Financial Officer and a director was issued 70,000 shares. Jeffrey Willmott was issued 67,500 shares. A trust account was issued 233,111 shares for Dr. Michael Rivers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 24, 2008 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the Company's executive officer named in the Summary Compensation Table, and (iv) by all executive officers and directors of the Company as a group.
Name of Shareholder	Shares Beneficially Owned	Percent of Class
M&K Trust (1)	1,134,111	11.97
Geoffrey Birch (2)	220,000	2.32
Jeffrey Willmott	82,500	*
Alexander Preker, PhD	0	0
All directors and executive	1,436,611	14.29
officers as a group (3 persons)

* Less than 2%

        (1)        Represents shares owned in the name of M&K Trust, a trust established in April of 2001 for the benefit of Michael Rivers' children and wife, Kim Rivers. Kim Rivers is the trustee of the trust and exercises sole voting and investment power with respect to such shares. Dr. Rivers disclaims any beneficial interest in such shares.
        (2)       Represents shares owned in the name of Mr. Birch's shares are owned by Sylvrey, LTD and Tamarinda Ventures LTD of in Guernsey, UK.

The following issuances of common stock in 2007 were approved by the Company's Board of Directors. Except as indicated, these issuances were not to directors, officers or 10% holders. Reference is made to Note 5 to the Financial Statements included in this report for further information concerning these issuances.

Shares issued for cash	294,617
Shares issued for services	16,662
Shares issued for board member services and officers	384,111
Shares issued in private offering	1,919,643

Item 12. Certain Relationships and Related Transactions

The President of the Company waived the right to receive $120,000 of his 2005 salary which has been accounted for as a contribution to the Company's capital. The President of the Company also contributed $26,500 to the Company in 2005.

Item 13. Exhibits

The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request to Michael Rivers, IBSG International, Inc., 1132 Celebration Blvd., Celebration, FL 34747

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Jewett, Schwartz, Wolfe, and Associates, LLC (“JWSA”) was hired to audit the Company’s annual financial statements on January 18, 2008.  Fees related to services performed by JSWA in 2007 were as follow:
2007
Audit Fees (1)	$0
Audit-Related Fees	0
Tax Fees (2)	0

All Other Fees (3)	$34,000

Total	$34,000

HJ & Associates, LLC (“HJ&A”) has audited the Company's financial statements annually since 2003.   Fees related to services performed by HJ&A in 2007 and 2006 were as follows:
	2007	2006
Audit Fees (1)	$27,562	$34,318
Audit-Related Fees
Tax Fees (2)

All Other Fees (3)	$25,827	$8,741

Total	$53,389	$43,059

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to Registration Statement Reviews and Comments.

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

The Board has received and reviewed the written disclosures and the letter from JSWA required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

AUDIT COMMITTEE'S PRE-APPROVAL PROCESS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Celebration, Florida, on March 27, 2008.

IBSG INTERNATIONAL, INC

Date: March 31, 2008	By:	/s/ Michael Rivers
Michael Rivers
President

 In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Rivers	President and Director ( Principal	March 31, 2008
Michael Rivers	Executive Officer)

/s/ Geoffrey Birch	Director, Treasurer (Principal	March 31, 2008
Geoffrey Birch	Accounting Officer)

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
IBSG International, Inc. and Subsidiaries
Celebration, Florida

We have audited the accompanying consolidated balance sheet of IBSG International, Inc. and Subsidiaries at December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBSG International, Inc. and Subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with United States generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2006.  This action was taken to correct errors relating to revenue recognition. Adjustments have been made to correct revenue, deferred revenue and the tax provision.

Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
IBSG International, Inc. and Subsidiaries
Celebration, Florida

We have audited the statements of operations, stockholders’ equity and cash flows of IBSG International, Inc. and Subsidiaries for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of IBSG International, Inc. and Subsidiaries for the year ended December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2006.  This action was taken to correct errors relating to revenue recognition. Adjustments have been made to correct revenue, deferred revenue, accounts receivable, and the tax provision.

HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2007, except for note 11 for which the date is December 31, 2007

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
December 31, 2007

CURRENT ASSETS
Cash	$2,138,496
Accounts receivable, net	20,673,831
Prepaid expenses	1,402,274

Total Current Assets	24,214,601

FURNITURE, FIXTURES AND SOFTWARE, NET (Note 3)	703,024

OTHER ASSETS
Accounts receivable, net of current portion	6,195,000
Deferred consulting services	2,350,375
Deferred tax assets, net	350,000
Note receivable	1,802,324
Other assets	141,665
Total Other Assets	10,839,364

TOTAL ASSETS	$35,756,989

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31, 2007

TOTAL LIABILITIES
Accounts payable and accrued expenses	$878,770
Income tax payable	1,026,350
Deferred revenue (Note 2)	3,711,347
Deferred tax liabilities, net	914,137

Total Current Liabilities	6,530,604

DEFERRED REVENUE, NET OF CURRENT PORTION	4,995,000

TOTAL LIABILITIES	11,525,604

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock authorized 100,000,000 shares at
$0.001 par value; 9,685,052 shares issued and outstanding	9,686
Additional paid-in capital	20,160,045
Retained earnings	4,061,654

Total Stockholders' Equity	24,231,385

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$35,756,989

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
	For the years ended December 31,
	2007	2006
		(Restated)
REVENUES	$14,571,283	$7,604,678

COST OF SALES	356,372	272,171

GROSS PROFIT	14,214,911	7,332,507

SALES, GENERAL, AND ADMINISTRATIVE EXPENSES	6,805,278	5,741,692

OPERATING INCOME	7,409,633	1,590,815

OTHER INCOME (Expense)
Interest income	65,894	98,837
Interest expense	--	(58,877)
Loss on debt settlement and warrants	--	(470,897)
Change in fair value of warrants	--	(61,181)
Change in fair value of embedded convertible options	--	(18,683)

Total Other Income (Expense), Net	65,894	(510,801)

Net income before provision for income taxes	7,475,527	1,080,014
Provision for income taxes	2,616,434	382,900
Net Income	$4,859,093	$697,114

NET INCOME PER SHARE – Basic and Diluted	$0.57	$0.10
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING – Basic and Diluted	8,487,700	7,023,831

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Income(Deficit)	Total
Balance, December 31, 2005	6,039,886	$6,041	$14,868,140	$(1,494,553)	$ 13,379,628
Common stock issued board member for services	165,000	165	263,835	--	264,000
Common stock issued for acquisition	20,000	20	37,980	--	38,000
Common stock issued for cash	369,300	369	333,901	--	334,270
Common stock issued for settlement debt	834,733	835	1,429,643	--	1,430,478
Purchase of treasury stock	(461,400)	(461)	(830,059)	--	(830,520)
Common stock issued for services	20,000	20	19,980	--	20,000
Common stock issued for private offering	82,500	82	82,418	--	82,500
Net income, December 31, 2006 (Restated)	--	--	--	697,114	697,114
Balance, December 31, 2006	7,070,019	$7,071	$16,205,838	$(797,439)	$15,415,470
Common stock issued board member for services	384,111	384	691,015	--	691,399
Common stock issued for cash	294,617	294	485,237	--	485,531
Common stock issued for services	16,662	17	67,375	--	67,392
Common stock issued for private offering	1,919,643	1,920	2,685,580	--	2,687,500
Contributed capital	--	--	25,000	--	25,000
Net income, December 31, 2007	--	--	--	4,859,093	4,859,093
Balance, December 31, 2007	9,685,052	$9,686	$20,160,045	$4,061,654	$24,231,385

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:		(Restated)
Net income	$4,859,093	$697,114
Adjustments to reconcile net income to net
cash used by operating activities:
Amortization and depreciation expense	381,402	307,098
Bad debt expense	286,000	--
Recognition of deferred stock based consulting fee	1,190,661	1,190,661
Loss on settlement of debt	--	470,897
Stock issued for services	758,791	284,000
Changes in operating assets and liabilities:
Accounts receivable, net	(10,615,281)	(4,701,171)
Contributed services by officers, directors, or shareholders	--	161,688
Prepaid expenses	(947,521)	--
Accounts recieveable, net of current portion	(1,200,000)	--
Other assets	3,704	(105,968)
Deferred tax assets, net	1,903,300	768,900
Accounts payable and accrued expenses	940,657	358,200
Accrued liquidated damages	--	11,613
Accrued Interest payable	--	(55,426)
Deferred revenue	(4,483,114)	4,215,331
Deferred tax liabilities, net	(417,963)	(386,000)
Deferred revenue, net of current portion	4,995,000	--

Net Cash Provided by (Used in) Operating Activities	(2,345,271)	3,216,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(443,259)	(25,892)

Net Cash Used in Investing Activities	(443,259)	(25,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for note receivable	769,380	(2,571,704)
Repurchase of stock	--	(983,559)
Payments on capital leases	(4,031)	(10,055)
Payments on notes payable	--	(250,000)
Proceed from investors	2,712,500	--
Proceeds from issuance of common stock, net of offering costs	485,531	290,471

Net Cash Provided by (Used in) Financing Activities	3,963,380	(3,524,847)

NET INCREASE (DECREASE) IN CASH	1,174, 850	(333,802)

CASH AT BEGINNING OF PERIOD	963,646	1,297,448

CASH AT END OF PERIOD	$2,138,496	$963,646

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Continued)

	For the Years Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION		(Restated)
Interest paid	$--	$58,877
Income taxes paid	$--	$(104,500)
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Equity instruments	$--	$284,000
Common stock issued for extinguishment of debt	$--	$834,733
Repurchase of common stock	$--	$(830,520)

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements presented include those of IBSG International, Inc. (IBSGI) and its wholly owned subsidiaries Intelligent Business Systems Group, Inc, IBSGI-UK, Ltd. Intelligent Business Systems Development , Inc., and Secure Blue, Inc. (“Secure Blue”). Collectively they are referred to as “the Company”.

The Company’s principal business is the sale of software products and services. The Company sells licenses and services  for their products thru master licensee arrangements with state operated small business development centers (“SBDC”), Fortune 1000 corporations, business associations, banking institutions and international economic development projects. These organizations focus on servicing or supporting small and medium sized enterprises (SME).  Internationally, the Company focuses its marketing efforts in offering the solution on a federal level and expands projects through other federal government agencies in the same areas of procurement.   Satellite licenses are also sold through master license customers.  The Company’s target market is comprised of emerging enterprises in need of a suite of business-to-business products or web enabled capabilities, but lack the resources required for internal development or are focusing their resources on growth by outsourcing these capabilities.

IBSG was incorporated under the laws of the State of Florida in June 1996 and until November 2003 went through several name changes.  Prior to November 2003 and the name change to IBSG International, Inc., no meaningful business activities were conducted.

Intelligent Business Systems Group, Inc. (“Group”) was incorporated in the State of Delaware on January 9, 2003 for the purpose of providing software solutions to small business development, banking and business association markets.

Pursuant to a Share Exchange Agreement dated November 10, 2003, which was effective on February 13, 2004, International acquired 100% of the outstanding capital stock of Group, in exchange for 15,000,000 shares of its common stock. These shares were issued to the stockholders of Group in exchange for their wholly owned interest in Group. At the time of acquisition, the stockholders of Group acquired control of International. For accounting purposes, Group was treated as the acquiring entity and International as the continuing entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities of Group. The Company began planned principle operations as of the date of the reverse merger. Since commencing operations the Company has acquired exclusive licenses of software and source codes for the Company's proprietary software as well as various license/maintenance agreements with the users of such software from a related party.  Group assumed the obligations as licensor under the agreements with the users.

Secure Blue was established as a new subsidiary in June 2004 through the acquisition of certain assets to utilize acquired security technology in addressing the digital monitoring of records for purposes of satisfaction of certain accounting control requirements of public companies.  The Company exchanged 650,000 shares of common stock valued at $0.56 per share totaling $364,000 plus $46,088 in cash for the software assets. The entire purchase price of $410,088 was allocated to the software purchased.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include International and its wholly owned subsidiaries Group and Secure Blue.  All material intercompany accounts have been eliminated in consolidation.

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

Reclassification Certain prior period amounts have been reclassified to conform to current year presentations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 - Revenue Recognition. The Company has also adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

The Company recognize revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

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

Master license arrangements typically represent large value “multiple element” arrangements where a multi-year term license is delivered in the first year with post contract support (PCS) and certain professional services.  PCS includes technical support, maintenance, enhancements, upgrades and, in some cases system access.  Satellite license arrangements are typically structured similarly to the corresponding master license but the fees are less as it is technically a sub-contract of the master license.  In the first year, PCS is packaged with the license and accordingly the Company allocates the arrangement fees to the elements using the residual method which generally results in 65% of the first year’ arrangement fee being allocated to license revenue.  Master license holders can accept delivery either by electronic download to their system or by accessing their software residing on our system through the Internet. Only minimal installation and training is required. PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis.   The PCS revenue subsequent to year 1 is realized annually, upon customer acceptance, as deferred revenue and recognized as revenue over the service period of one year.  Professional services include training and installation services are accounted for separately as they are not considered essential to the functionality of the software.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  At December 31, 2007 the Company had cash deposits which exceeded federally insured limits.  The Company maintains its cash balances at high quality financial institutions, which the Company believes limits these risks. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and trade receivables. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. Current deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are satisfied. The Company has amended its annual report to reflect certain adjustments to revenue and deferred revenue in the consolidated financial statements for fiscal years ended December 31, 2006 and 2005 along with clarifications to the Company’s revenue recognition policies.  A certain portion of deferred revenue represents license fees for which the conditions of the arrangements have been modified, and which represent previously recognized revenues specifically associated with certain older contracts that have been restated and will be deferred until such time as all SOP 97-2 requirements have been satisfied.  The effects of this restatement are presented in Note 11. Deferred revenue as of December 31, 2007 consists of the following:

	South Africa	Kenya	Other	Total

Beginning balance as of December 31, 2006	$4,275,000	$994,768	$2,924,693	$8,194,461

Increases: current year deferred revenue	3,625,087	1,312,500	331,565	5,269,152

Decreases: realization of revenue from deferred revenue	(3,029,611)	(1,435,462)	(292,193)	(4,757,266)

Deferred revenue as of December 31, 2007	4,870,476	871,806	2,964,065	8,706,347

Less current portion of deferred revenue	(2,507,976)	(871,806)	(331,565)	(3,711,347)

Deferred revenue, net of current portion	$2,362,500	$-	$2,632,500	$4,995,000

Accounts Receivable, Allowance for Doubtful Accounts and Sales Returns

A considerable amount of judgment is required to assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. A provision for doubtful accounts would initially be recorded based on historical experience, and then adjusted at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers (i) the type of entity (government, commercial, retail) and the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry, whether the entity is a national government, as well as general economic conditions, among other factors. The bulk of the Company’s  historic client base is primarily composed of national government accounts which are classified as fully collectible but slow payers.

In the first quarter of 2007, the Company expanded its customer base outside of national governmental accounts. Due to this expansion, management has reevaluated its allowance for doubtful accounts and sales return allowance specific to this new customer base which includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDC’s and SME’s. The addition of these types of customers generally represents a higher level of business risk than do national government customers. Accordingly, management evaluates the realization of accounts receivable specific to this new customer base by using a percentage of sales revenue as the basis for its allowance for doubtful accounts applied consistently among all contracts generated from the new customer base. For the year ended December 31, 2007 the allowance for doubtful accounts was $286,000.  For the years ended December 31, 2006 there was no allowance for doubtful accounts.

In summary, estimates for establishing an allowance for doubtful accounts and sales returns applicable to national government account will be based on our existing method referred to above. Estimates for allowance for doubtful accounts and sales returns applicable to the new customer types will be based on the percentage of sales method.

The Company has a note recievable to Galaxy5 for $3,000,000 recorded from the sale of the CAC contract in March 2006. An interest discount of $428,296 was recorded at the time of the contract sale. This receivable has a term of three years at the time of issue. The balance of the note receivable as of December 31, 2007 was $1,802,324.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Our accounts receivables from customers are as follows at December 31, 2007:

	South Africa	Kenya	Other	Allowance	Total

Balance as of December 31, 2006	$8,046,430	$3,800,000	$3,493,120	$-	$15,339,550

Increases to accounts receivable:

Recognition of revenue in the current year	9,342,024	4,372,962	856,297	-	14,571,283

Realization of revenue (from deferred revenue) in the current year	(3,029,611)	(1,435,462)	(292,193)	-	(4,757,266)

Recognition of deferred revenue in the current year	3,625,087	1,312,500	331,565	-	5,269,152

Total increases to accounts receivable	9,937,500	4,250,000	895,669	-	15,083,169

Total reductions to accounts receivable	(1,744,437)	(1,400,000)	(123,451)	(286,000)	(3,553,888)

Accounts receivable as of December 31, 2007	16,239,493	6,650,000	4,265,338	(286,000)	26,868,831

Less current portion of accounts receivable, net	12,676,993	6,650,000	1,632,828	(286,000)	20,673,831

Accounts receiveable, net of current portion	$3,562,500	$-	$2,632,500	$-	$6,195,000

85% of the Company’s accounts receivable outstanding is related to two customers in South Africa and Kenya. The aggregate value of these two contracts is approximately $33.4 million, including the multi-year license renewal component of the contracts. From inception of these contracts through December 31, 2007, the Company has realized revenue of  approximately $21 million.

The Company has amended its annual report to reflect certain adjustments to revenue and deferred revenue in the consolidated financial statements for fiscal years ended December 31, 2006 and 2005 along with clarifications to the Company’s revenue recognition policies. A certain portion of accounts receivable represents license fees for which the conditions of the arrangements have been modified and which represent previously recognized revenues specifically associated with certain older contracts that have been restated to deferred revenue and will be deferred until such time as all SOP 97-2 requirements have been satisfied. These amounts, along with the multi-year license renewal component of the contract for South Africa are classified as accounts receivable, net of current portion.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization

The Company is depreciating its furniture on a straight-line basis over 5 years and equipment on a straight-line basis over a three year period. Software acquired is amortized on a straight line over a five year period.

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

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under SFAS No. 133 are reclassified as a liability at the fair value of the instrument on the reclassification date.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely then not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

The Company’s policy for interest and penalties on material uncertain income tax positions recognized in our consolidated financial statements is to classify these as interest expense and operating expense, respectively. The Company did not incur material income tax interest or penalties during the year ended December 31, 2007.

Equity Transactions

Equity transactions for consideration other than cash are valued at the closing trading price of the Company’s common stock on the date of authorization.

Cost of Sales

Cost of sales is comprised of the amortization of the capitalized software costs.

Research and Development Expenses

The Company expenses research and development costs as incurred. During the years ended December 31, 2007 and 2006 the Company had no research and development expenses.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effective date of this standard is for fiscal years that begin after November 15, 2007. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the FASB issued SFAS 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. Management has not determined the impact that the adoption of this statement will have on the Company’s financial condition or results of operations.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

In March, 2006, the FASB issued SFAS 156, “Accounting for Services of Financial Assets – an Amendment of FASB Statement No. 140” (hereinafter “SFAS No. 156”). This statement amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract that results from a transfer, acquisition or assumption of financial assets or liabilities. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose among two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. This statement also permits at its initial adoption a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. Finally, this statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In February, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (hereinafter “SFAS No. 155”). This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement clarifies which interest-only strips and principal-only strips are not subject to the requirement of Statement No. 133. This statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement clarifies that concentration of credit risk in the form of subordination are not embedded derivatives. Finally, this statement amends Statement No. 140 to eliminate prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of this statement had no material effect on the Company’s financial condition or results of operations.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 - FURNITURE, FIXTURES AND SOFTWARE

Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.  Depreciation of furniture, fixtures, and software is determined using the straight-line method over the expected useful lives of the assets as follows:

Description	Useful lives
Art	Not depreciated
Furniture & fixtures	5 years
Office equipment	3 years
Software	5 years

Furniture, fixtures and software consisted of the following:

For the year ended December 31, 2007
Art	$5,472
Furniture & fixtures	41,113
Office equipment	80,229
Software	1,787,202

1,914,016
Accumulated depreciation	1,210,992

Net furniture, fixtures and software	$703,024

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $381,402 and $307,098, respectively.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 – OTHER ASSETS

Other assets are comprised of deposits, goodwill, and interest receivable. Deposits of $4,474 are initial cash outlay for rental agreements. Goodwill, which the Company recorded at $38,000 is for the acquisition of its UK operation. Interest receivable of $99,191 is the interest earned from the long term receivable from Galaxy.

 NOTE 5 – INCOME TAXES

The information in this footnote has been restated for 2006 to reflect certain adjustments related to revenue as well as to correct errors in the income tax note as originally filed with the Security Exchange Commission (SEC) on March 29, 2007.  The most significant corrections to this note are related to the reversal of a valuation allowance of approximately $1.1 million for deferred taxes and the recognition of deferred tax liabilities related to deferred consulting from 2005.  The effects of this restatement are presented in Note 11.

The provision for income taxes for the years ended December 31, 2007 and 2006 consist of the following:

	2007	2006
Federal:		(Restated)
Current	$2,251,434	$--
Deferred	--	326,614
	2,251,434	326,614
State:
Current	365,000	--
Deferred	--	56,286
	365,000	56,286
	$2,616,434	$382,900

Net deferred tax assets (liabilities) consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:		(Restated)
NOL carryover	$--	$2,076,600
Accrued expenses	275,863	139,500
Depreciation	330,000	37,200
Deferred tax liabilities:
Deferred consulting	(1,190,000)	(1,332,100)

Net deferred tax assets (liabilities)	$(584,137)	$921,200

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

Deferred tax assets and liabilities are reflected on the Company’s consolidated balance sheets at December 31, 2007 and 2006 as follows:

	2007	2006
		(Restated)
Non-current deferred tax assets, net	$350,000	$2,113,800
Current deferred tax liability, net	(914,137)	(1,192,600)
Net deferred tax assets (liabilities)	$(584,137)	$921,200

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 37.62% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006
		(Restated)
Book income	$2,812,471	$406,300
Net operating loss carry forward	(3,552,037)	(1,161,500)
Cash to accrual basis for tax purpose	2,784,000	--
Meals and entertainment	2,600	3,500
Loss on extinguishment of debt	-	177,100
Deferred consulting	448,000	448,000
Depreciation	124,000	19,100
Options/warrants	--	30,000
Related party accruals	--	77,500
	$2,616,434	$--

The Company has a net operating loss carry forward of approximately $2 million available to offset future taxable income through 2026.

The amount of deferred income tax expense is impacted by the difference between the estimated Federal and State statutory income tax rates used to estimate deferred tax assets and liabilities and actual rates utilized when determining incomes taxes due or the application of net operating losses which are impacted by lower rates for taxable income less than $100,000 along with differences in state tax rates. In addition, other estimates utilized in determining deferred income tax expense resulting from anticipated timing differences may differ from amounts initially determined when the timing differences are realized.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited to use in future years.

NOTE 6 – INCOME PER SHARE

Basic and diluted net income per share is calculated based on net income and the weighted average number of common stock outstanding during the reporting period.  References to common stock and income per share for 2006 have been retroactively restated.  The effects of this restatement are presented in Note 11.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

	For the years ended December 31,
	2007	2006
		(Restated)
Income / (numerator)	$4,859,093	$697,114
Shares / (denominator) - Basic	8,487,700	7,023,831
Shares / (denominator) - Diluted	8,487,700	7,023,831
Income per share - Basic	$0.57	$0.10
Income per share - Diluted	$0.57	$0.10

NOTE 7 – EQUITY ISSUANCES

In July 2007 the Company issued 384,111 shares of stock for the members of the board of directors and officers valued at $1.80 for $691,399.

In 2007 the Company issued 1,919,643 shares of common stock for cash valued between $1.40 and $1.50 for $2,712,500.

In 2007 the Company issued 16,662 shares of common stock for service valued between $1.79 and $2.18 for $67,392.

In 2007 the Company issued 294,617 shares of common stock for private offering valued between $1.40 and $1.75 for $485,331.

In January 2006, the Company issued 834,733 shares of common stock as part of a settlement of debt and outstanding warrants for $1,430,478 (see note 10).

In April 2006, the Company re-purchased 461,400 shares of common stock at $1.80 per share for $830,520.

In July 2006, the Company issued 20,000 shares of common stock for acquisition of a business valued at $1.90 per share for $38,000.

In September 2006, the Company processed a ten for one stock split. All references to common stock have been retroactively restated.

In 2006, the Company issued 185,000 shares of common stock for services valued between $1.00 and $1.60 per share for $284,000.

In 2006, the Company issued 451,800 shares of common stock for cash for $416,700.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 – SALES, GENERAL AND ADMINISTRATIVE EXPENSES

There are three major items that are included within these expenses. They are:

	2007	2006
Consulting Service	$4,003,933	$2,719,432
Salary	1,009,174	914,064
Professional Services	659,095	898,002
Other expenses	1,133,076	1,280,194
	$6,805,278	$5,741,692

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During November of 2003 the Company entered into a forty-two month agreement to lease commercial real estate in Celebration, Florida. During May 2007, the Company renegotiated a 60 month lease for this location. In February 2006, the Company entered into a sixty month agreement to lease commercial real estate in Ahmedabad, India. The Company has offices in London, United Kingdom and Johannesburg, South Africa that are rented month to month. Annual minimum rental fees are as follows:

Year	Total Scheduled Rental Payments
2008	$75,324
2009	$78,444
2010	$81,696
2011	$59,340
2012	$61,140

Rent expense for the years ended December 31, 2007 and 2006 was $118,017 and $99,530, respectively.

NOTE 10 – SETTLEMENT OF $1 MILLION SENIOR SECURED CONVERTIBLE NOTE AND RELATED WARRANTS

On January 18, 2006 (the “Settlement Date”) the Company paid $150,000 in cash and issued 834,733 common shares valued at $1.00 per share to settle the outstanding principal, accrued interest payable of $55,425 and accrued liquidated damages of $171,613 relating to a $1 million senior secured convertible note and approximately 4 million related Class A and B outstanding warrants. A loss on settlement of $470,897 was recorded.

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its annual report for fiscal years ended December 31, 2006 and 2005 on January 7, 2008 to reflect certain adjustments to revenue and deferred revenue as well as the tax provision in the consolidated financial statements along with clarifications specific to the Company’s revenue recognition policies.  The Company’s annual report on Form 10-KSB for fiscal year ended December 31, 2006, was initially filed with the Securities & Exchange Commission on March 29, 2006.

The Company has amended its annual report to reflect certain adjustments to revenue and deferred revenue in the consolidated financial statements along with clarifications specific to the Company's revenue recognition policies required to be in compliance with generally accepted accounting standards. Previously recognized revenues associated with certain older contracts were required to be restated and will be deferred until such time as all SOP 97-2 requirements have been satisfied.

The tax provision has been restated to reflect the adjustments related to revenue, as mentioned above, as well as to correct errors in the income taxes note specifically related to the reversal of a valuation allowance as originally filed with the Securities and Exchange Commission.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

The following table reflects the effects of the restatements for the year ended December 31, 2006.

Year
Ended
December 31, 2006
Other Assets
As Previously Reported	$--
As Restated	103,205
Difference	$103,205

Deferred Tax Assets, Net
As Previously Reported	$170,805
As Restated	2,113,800
Difference	$1,942,995

Deferred Revenue
As Previously Reported	$3,199,461
As Restated	8,194,461
Difference	$4,995,000

Deferred Tax Liabilities, Net
As Previously Reported	$--
As Restated	1,192,000
Difference	$1,192,000

Income Tax Payable
As Previously	$2,121,640
Reported
As Restated	--
Difference	$(2,121,640)

Retained Earnings
(Accumulated Deficit)
As Previously Reported	$1,222,321
As Restated	(797,439)
Difference	$(2,019,760)

Revenue
As Previously Reported	$10,301,970
As Restated	7,604,678
Difference	$(2,697,292)

Net Income (Loss) Before Provision
(Benefit) for Income Taxes
As Previously Reported	$3,777,306
As Restated	1,080,014
Difference	$(2,697,292)

Provision (Benefit) for
Income Taxes
As Previously Reported	$1,949,540
As Restated	382,900
Difference	$(1,566,640)

Net Income
As Previously Reported	$1,827,766
As Restated	697,114
Difference	$(1,130,652)

Earning per Share - Basic
As Previously Reported	$0.26
As Restated	0.10
Difference	$(0.16)

Earning per Share - Diluted
As Previously Reported	$0.26
As Restated	0.10
Difference	$(0.16)

Weighted Average Shares
Outstanding – Basic	7,023,831

Weighted Average Shares
Outstanding – Diluted	7,023,831