Form 10-Q
period 2008-03-31
IBSG INTERNATIONAL INC
filed 2008-05-15
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

1132 Celebration Blvd., Celebration, FL 34747

(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non–Accelerated filer  ☐    Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2008

Common stock, $0.001 par value	11,371,475

IBSG INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,001,375	2,138,496
Accounts receivable, net	22,591,055	20,673,831
Prepaid expenses	863,910	1,402,274

Total Current Assets	27,456,340	24,214,601

FURNITURE, FIXTURES AND SOFTWARE, NET	609,213	703,024

OTHER ASSETS

Accounts receivable, net of current portion	6,195,000	6,195,000
Note receivable	1,868,215	2,350,375
Other assets	141,385	350,000
Deferred consulting services	2,052,728	1,802,324
Deferred tax asset, net	1,717,127	141,665

Total Other Assets	11,974,455	10,839,364

TOTAL ASSETS	$40,040,008	35,756,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$645,042	878,770
Income tax payable	2,644,410	1,026,350
Deferred revenue	3,969,102	3,711,347
Deferred tax liability, net	1,342,176	914,137

Total Current Liabilities	8,600,730	6,530,604

Deferred Revenue, net of current portion	4,995,000	4,995,000

TOTAL LIABILITIES	13,595,730	11,525,604

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock authorized 100,000,000 shares at $0.001 par value; 10,279,384 and 9,685,052 respectively shares issued and outstanding as of March 31, 2008 and December 31, 2007	10,280	9,686
Additional paid-in capital	21,241,135	20,160,045
Retained Earnings	5,192,863	4,061,654

Total Stockholders’ Equity	26,444,278	24,231,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,040,008	35,756,989

The accompanying notes are an integral part of these consolidated financial statements.

IBSG International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2008	2007
Sales	$4,779,754	$3,030,716

Cost of Sales	89,093	89,093

Gross Profit	4,690,661	2,941,623

General and Administrative	2,880,727	1,105,550

Income from Operations	1,809,934	1,836,073

Interest income	—	32,946

Net income before provision for income taxes	1,809,934	1,869,019
Provision for income taxes	(678,725)	(804,753)

Net Income	$1,131,209	$1,064,266

Net Income Per Share – Basic/Diluted	$0.12	$0.15

Weighted average number of shares outstanding during the period – Basic/Diluted	9,818,087	7,072,895

See accompanying notes to consolidated financial statements

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$1,131,209	$1,064,266
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Deferred consulting fee	297,646	297,665
Bad debt expense	—	176,000
Amortization and depreciation expense	93,062	96,997
Loss on stolen laptop	449	—
Stock issued for services	1,081,767	—
Cancellation of shares previously issued for services	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	(1,917,225)	(2,330,941)
Prepaids	538,582	36,588
Note receivable	(65,891)	—
Other assets	—	(25,305)
Accounts payable and accrued expenses	379,634	(174,868)
Accrued interest payable	65,891	—
Accrued tax payable	—	828,763
Deferred revenue	257,755	(232,721)

Net Cash Provided (Used) by Operating Activities	1,862,879	(263,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(17,847)

Net Cash Used in Investing Activities	—	(17,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	—	25,000
Payments on capital leases	—	(1,344)

Net Cash Provided by Financing Activities	—	23,656

NET INCREASE (DECREASE) IN CASH	1,862,879	(257,765)
CASH AT BEGINNING OF PERIOD	2,138,496	963,646

CASH AT END OF PERIOD	$4,001,375	$705,881

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$—
Income taxes paid	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common stock issued for services	$758,810	$—

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 1 — INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

c.	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.	Revenue Recognition

General

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104—Revenue Recognition. The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. Current deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are satisfied. Deferred revenue, net of current portion represents license fees for which the conditions of the arrangements have been modified, and which represent previously recognized revenues specifically associated with certain older contracts which have been restated and will be deferred until such time as all SOP 97-2 requirements have been satisfied.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our accounts receivables from the customers are as follows at March 31, 2008:

	South Africa	Kenya	Other	Allowance	Total
Balance as of December 31, 2007	$16,239,493	$6,650,000	$4,265,338	$(286,000)	$26,868,831

Increases to accounts receivable:
Recognition of revenue in the current period	4,175,301	435,904	168,540	—	4,779,745
Realization of revenue (from deferred revenue) in the current period	(343,102)	(435,904)	(227,762)	—	(1,006,768)
Recognition of deferred revenue in the current period	1,117,801	—	146,722	—	1,264,523

Total increases to accounts receivable	4,950,000	—	87,500	—	5,037,500

Total reductions to accounts receivable	(1,038,775)	(2,000,000)	(81,501)	—	(3,120,276)

Accounts receivable as of March 31, 2008	20,150,718	4,650,000	4,271,337	(286,000)	28,786,055

Less current portion of accounts receivable, net	16,588,218	4,650,000	1,638,837	(286,000)	22,591,055

Accounts receivable, net of current portion	$3,562,500	$—	$2,632,500	$—	$6,195,000

The Company expectation is that the receivables are fully collectible.

In the first quarter of 2007, the Company expanded its customer base outside of national governmental accounts. Due to this expansion, management has reevaluated its allowance for doubtful accounts and sales return allowance specific to this new customer base which includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDC’s and SME’s. The addition of these types of customers generally represents a higher level of business risk than do national government customers. Accordingly, management evaluates the realization of accounts receivable specific to this new customer base by using a percentage of sales revenue as the basis for its allowance for doubtful accounts applied consistently among all contracts generated from the new customer base. For the quarter ended March 31, 2008 the allowance for doubtful accounts was $286,000.

Recent Accounting Pronouncements

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 3 - EQUITY ISSUANCES

In the first quarter of 2008 the Company issued:

•	183,333 shares of stock for an officer service valued at $1.82 for $333,666; and

•	410,999 shares of common stock for services between $1.80 and $1.90 for $748,018.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to March 31, 2008 the Company received payments of approximately $2.2 million.

In the second quarter of 2008, the Company issued 57,691 shares of stock valued at $1.30.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2007 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

IBSGI UK, LTD. (IBSGI UK), a United Kingdom based subsidiary, provides business development and support to IBSGI’s international projects. IBSGI UK maintains relationships with several international government officials at the ministry/secretary level as well as international corporations’ offset programs and provides IT projects for these corporations. IBSGI UK is engaged in international business development and consultancy in the Technology sector. IBSGI UK’s participates in international e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsized Enterprises [SMEs. IBSGI’s relationship with IBSGI UK has already produced a project in South Africa along with opportunities for similar projects in Africa, Europe, and India.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies:

•	Revenue recognition;

•	Deferred Revenue; and

•	Accounts receivable, allowance for doubtful accounts and sales returns

General

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104—Revenue Recognition. The Company has also adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

The Company recognizes revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement, when all of the following criteria are met:

1.	Persuasive evidence of an arrangement exists, which consists of a written, non-cancelable contract signed by both the customer and us;
2.	The fee is fixed or determinable when we have a signed contract that states the agreed upon fee for our products and/or services, which specifies the related payment terms and conditions of the arrangement and it is not subject to refund or adjustment;

3.	Delivery occurs:

a.	For licenses—due to the Web nature of our software, when access to the software is made available to our customer through the Internet or the software is delivered electronically. Our arrangements are typically not contingent upon the customer providing the hardware, staff for training or scheduling conflicts in general nor do our arrangements contain acceptance clauses.

b.	For post-contract customer support—ratably over the annual service period.

c.	For professional services—as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts.

4.	Collection is probable as determined by a credit evaluation, the customer’s payment history (either with other vendors or with us in the case of follow-on sales and renewals) and financial position.

Master license arrangements typically represent large value “multiple element” arrangements where the multi-year term license is delivered in the first year only with post contract support (PCS) and certain professional services. PCS includes technical support, maintenance, enhancements, upgrades and, in some cases system access. Satellite license arrangements are typically structured similarly to the corresponding master license but the fees are less as it is technically a sub-contract of the master license. In the first year only, PCS is packaged with the license and accordingly the Company allocates the arrangement fees to the elements using the residual method which generally results in 65% of the first year’s arrangement fee being allocated to license revenue. Master license holders can accept delivery either by electronic download to their system or by accessing their software residing on our system through the Internet. Only minimal installation and training is required. PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis. The PCS revenue subsequent to year one is realized annually, upon customer acceptance, as deferred revenue and recognized as revenue over the service period of one year. Professional services include training and installation services are accounted for separately as they are not considered essential to the functionality of the software.

License Revenue

License revenues are primarily generated from the sale of multi-year master license agreements to SBDC’s (or their profit making equivalents) and other potential master licensees. License arrangements are typically sold with the post-contract support being delivered in the first year only. PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes in year one only.

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 65% of arrangement fee in year 1 being allocated to license revenue, the delivered element. Recognition of license revenue occurs in the first month, once all the recognition criteria discussed above are met. License revenue is intended to cover the initial development cost and testing of the software and the system.

Post-Contract Support (“PCS”) Revenue

Post-contract support includes technical support, maintenance, enhancements, upgrades and in some cases system access. License arrangements are typically sold with only the first year of PCS included. Subsequent to year one, customers can purchase annual PCS renewals over their arrangement term, which is typically five years domestically, four years internationally. Enhancements and upgrades are made available on a “when and if” basis and are rarely if ever based on specifically identified enhancements.

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 35% of the initial arrangement fee being allocated to PCS in year one, the undelivered element at the time the license arrangement is entered into. Customers can elect, subsequent to year one, to acquire PCS on an annual basis. The combination of these products and services represent a “multi-element” arrangement for revenue recognition purposes in year one only. Recognition of PCS revenue occurs ratably over the PCS service period, once all the recognition criteria discussed above are met.

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

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. Current deferred revenue generally represents PCS and training services not yet rendered and deferred until all requirements under SOP 97-2 are satisfied. Deferred revenue, net of current portion represents license fees for which the conditions of the arrangements have been modified, and which represent previously recognized revenues specifically associated with certain older contracts which have been restated and will be deferred until such time as all SOP 97-2 requirements have been satisfied.

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

Sales & Market Strategy

Intelligent Business Systems Group, Inc.’s marketing efforts primarily consists of “word of mouth” referrals from existing or potential customers, targeted prospect awareness campaigns, various conventions and trade shows and cold calling entities with resources and marketing research. The most effective and powerful marketing tool is the demonstration of the system and its comprehensive features. We have determined that demonstrations and contract negotiations are most effective when handled on a personal basis.

To achieve our growth plans IBSG, Inc. and IBSGI-UK, Ltd., need to employ more business developers, present a more visible presence at conventions, accelerate contract implementation, and acquire and import database information of SMEs/vendors from license holding entities. We also anticipate the need to provide enhanced training and marketing services to our customers, which can best be achieved by acquiring existing service companies with expertise in that field. Additional technical staff will accelerate contract implementation and add-on work (system modifications) as the customer base is extended. There can be no assurance that we will be able to meet our growth plans or have sufficient financial resources to provide the enhanced services.

Secure Blue was launched in mid-April of 2005. One month later in May 2005, we began a series of online, live demonstrations to potential channel partners (i.e. accounting and law firms, brokerage firms and potential end users). Our distribution strategy is to develop third-party channels to publicly traded companies through professional advisors . These include investor relations firms, law firms, accountancy firms, banks, compliance consultancies, corporate finance advisors, venture capital companies and other strategically important organizations. We are approaching these potential channel partners individually and demonstrating SOX Pro live online to create a dialogue leading to long-term business partnerships. We will continue to focus our sales activity on third-party channels until we are satisfied we can achieve significant traction in the market place. Our third-party channels will attack the end-user market through their existing client base.

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

Customer Support

Our management believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn will enhance our reputation and generate repeat orders. In addition, we believe that customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development. Intelligent Business Systems Group, Inc. (IBSG) and Intellegent Business Systems Group International UK, Ltd. (IBSGI-UK) provides toll free and web site support. However, the first line of support is built into the systems through a virtual trainer and self diagnostic feature which is enhanced by the system’s ability to provide instructions to navigate a user error or auto report a potential system “bug”. When a system “bug” is detected, it is directed to the technical center’s program team which can correct the anomaly on-line and auto down load the correction to all systems. The virtual trainer describes the purpose of each page to the end user, uses animation to instruct the end user on how to complete the page, and provides suggestions on where to go to next in the system. This should provide for minimum end user confusion which statistically makes up the majority of on-line help calls (Microsoft 2005; Oracle 2006).

Secure Blue believes that effective and speedy customer support is crucial to the long-term success of SOX Pro. As a mission-critical application, SOX Pro must be totally reliable and the support available must be of the highest order. We will be including 24/7 support as an integral part of the SOX Pro package with an ongoing annual fee based upon a percentage of the first years license cost. Our team based in Florida will provide technical support for end users and channel partners

Research and Development

We believe that our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. Our management and technical team under IBSD are constantly searching for frontier technology from numerous sources and maintain relationships with several larger technology firms as a test bed for emerging technologies such as Microsoft. Additionally, the business development and project implementation teams from both IBSG and IBSGI-UK request and receive comments on desired functionality or system changes from not only the Company’s customers but the customer’s customer. Our management also intends to hold focus groups by taking a sample population of customers and discussing in an open forum the potential revisions of the various systems.

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

Results of Operations for the Three Months ended March 31, 2008 and 2007

The Company reflected an increase in sales revenues for the three months ended March 31, 2008 to $4,779,754 compared to sales revenues for the three months ended March 31, 2007 of $3,030,716, an increase of $1,749,038, or 58%. Two satellite contracts closed during the quarter. The Company had deferred revenues for the three months ended March 31, 2008 of $8,964,102 of which $3,969,102 is classified as current.

Operating Expenses for the Three Months ended March 31, 2008 and 2007

The Company had general and administrative expenses of $2,880,727 for the three months ended March 31, 2008 compared to operating expenses of $1,105,550 for the three months ended March 31, 2007, an increase of $1,775,177, or 161%. This increase is a reflection of increased stock based compensation of $758,810, as well as additional costs associated with European Stock Exchange of $1,200,000 for the three months ended March 31, 2008. The Company had a net income for the three months ended March 31, 2008 of $1,131,209 as compared to $1,064,266 for the three months ending March 31, 2007. The slight increase was due primarily from the additional revenue offset by increases in general and administrative costs.

Other Expense for the Three Months ended March 31, 2008 and 2007

The Company had no other income for the three months ended March 31, 2008 and other interest income for the three months ended March 31, 2007 of $32,941.

Liquidity and Capital Resources

We believe the proceeds from the receivables and the reserves will generate sufficient cash in assisting with the operating needs of the Company. The Company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

Our current accounts receivable are as follows at March 31, 2008:

Department of Trade and Industry	$20,150,718
Kenya	4,650,000
Other receivables	4,271,337

29,072,055
Allowance for bad debt	(286,000)

Accounts receivable, net of bad debt	$28,786,055

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

In the first quarter of 2007, the Company has expanded its customer base outside of national governmental accounts. Due to this expansion, management has currently reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this new customer. This new customer base includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDC’s and SME’s. The addition of these new customer types generally represents a higher level of business risk than do national government customers. Management is changing its estimates specific to this new customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but will be applied to the new customer types. The percentage will be applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. As of March 31, 2008 that amount was $286,000.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A - Risk Factors

We have reviewed the risk factors previously disclosed in our Annual Report on Form 10–KSB for the year ended December 31, 2007 and in earlier filings. We believe there are no changes that constitute material changes from the risk factors previously disclosed.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended March 31, 2008.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

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

IBSG INTERNATIONAL, INC.

Date: May 15, 2008	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: May 15, 2008	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.