Form 10-Q
period 2008-06-30
IBSG INTERNATIONAL INC
filed 2008-08-14
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation )	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common stock, $0.001 par value	11,955,586

IBSG INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$7,376,612	$2,138,496
Accounts receivable, net	24,886,055	21,873,881
Prepaid expenses	225,655	1,402,274

Total Current Assets	32,488,322	25,414,601

FURNITURE, FIXTURES AND SOFTWARE, NET	514,757	703,024

OTHER ASSETS
Accounts receivable, net of current portion	4,995,000	4,995,000
Note receivable	1,868,215	1,802,324
Other assets	141,385	141,665
Deferred consulting services	1,755,064	2,350,375
Deferred tax asset, net	1,717,127	350,000

Total Other Assets	10,476,791	9,091,313

TOTAL ASSETS	$43,479,870	$35,756,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$735,567	$878,770
Income tax payable	3,392,268	1,026,350
Deferred revenue	4,481,343	3,711,347
Deferred tax liability, net	1,342,176	914,137

Total Current Liabilities	9,951,354	6,530,604

Deferred revenue, net of current portion	4,995,000	4,995,000

TOTAL LIABILITIES	14,946,354	11,525,604

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock authorized 100,000,000 shares at $0.001 par value; 10,955,669 and 9,685,052 respectively shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	10,956	9,686
Additional paid-in capital	22,064,648	20,160,045
Retained earnings	6,457,912	4,061,654

Total Stockholders’ Equity	28,533,516	24,231,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,479,870	$35,756,989

The accompanying notes are an integral part of these consolidated financial statements.

IBSG International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$4,424,798	$3,058,544	$9,204,552	$6,089,260
Cost of Sales	89,093	89,093	178,186	178,186

Gross Profit	4,335,705	2,969,451	9,026,366	5,911,074
General and Administrative	2,322,799	959,399	5,241,293	2,064,949

Income from Operations	2,012,906	2,010,052	3,785,073	3,846,125
Interest Income	—	32,947	—	65,893

Net Income Before Provision of Income Taxes	2,012,906	2,042,999	3,785,073	3,912,018
Provision for Income Taxes	(747,858)	(160,988)	(1,388,815)	(965,741)

Net Income	$1,265,048	$1,882,011	$2,396,258	$2,946,277

Net Income Per Share – Basic/Diluted	$0.13	$0.26	$0.24	$0.42

Weighted Average Number of Shares Outstanding During the Period – Basic/Diluted	10,065,331	7,072,895	10,168,585	7,234,173

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$2,396,258	$2,946,277
Adjustments to reconcile net income to net cash used by operating activities:
Deferred consulting fee	595,311	595,331
Bad debt expense	—	286,000
Amortization and depreciation expense	187,818	193,004
Amortization and deferred interest	—	(65,893)
Goodwill write off	—	38,000
Loss on stolen laptop	449	—
Stock issued for services	1,782,599	4,358
Changes in operating assets and liabilities:
Accounts receivable	(3,012,224)	(4,887,717)
Prepaids	1,176,619	73,913
Note receivable	(65,891)	868,218
Other assets	208	103,205
Accounts payable and accrued expenses	(209,094)	(76,981)
Accrued interest payable	65,891	—
Income tax payable	2,365,918	1,078,136
Deferred revenue	769,996	(466,265)
Deferred taxes	(939,088)	(254,895)

Net Cash Provided by in Operating Activities	5,114,892	434,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(433,570)

Net Cash Used in Investing Activities	—	(433,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	—	25,000
Payments on capital leases	—	(2,249)
Common stock issued for cash	123,274	2,134,801

Net Cash Provided by Financing Activities	123,274	2,157,552

NET INCREASE IN CASH	5,238,116	2,158,673
CASH AT BEGINNING OF PERIOD	2,138,496	963,646

CASH AT END OF PERIOD	$7,376,612	$3,122,319

	For the Six Months Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2008

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

General

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. Current deferred revenue generally represents post contract support (PCS) and training services not yet rendered and deferred until all revenue recognition requirements are satisfied. Deferred revenue, net of current portion represents license fees for which the conditions of the arrangements have been modified, and which represent previously recognized revenues specifically associated with certain older contracts which have been restated and will be deferred until such time as all revenue recognition requirements have been satisfied.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our accounts receivables from the customers are as follows at June 30, 2008:

	South Africa	Kenya	Other	Allowance	Total
Balance as of December 31, 2007	$16,239,493	$6,650,000	$4,265,338	$(286,000)	$26,868,831

Increases to accounts receivable:
Recognition of revenue in the current period	8,141,657	871,507	191,388	—	9,204,552
Realization of revenue (from deferred revenue) in the current period	(2,012,717)	(871,507)	—	—	(2,884,224)
Recognition of deferred revenue in the current period	2,881,060	—	773,151	—	3,654,211

Total increases to accounts receivable	9,010,000	—	964,539	—	9,974,539

Total reductions to accounts receivable	(3,293,275)	(3,565,000)	(104,040)	—	(6,962,315)

Accounts receivable as of June 30, 2008	21,956,218	3,085,000	5,125,837	(286,000)	29,881,055

Less current portion of accounts receivable, net	19,593,718	3,085,000	2,493,337	(286,000)	24,886,055

Accounts receivable, net of current portion	$2,362,500	$—	$2,632,500	$—	$4,995,000

The Company expectation is that the receivables are fully collectible.

In the first quarter of 2007, the Company expanded its customer base outside of national governmental accounts. Due to this expansion, management has reevaluated its allowance for doubtful accounts and sales return allowance specific to this new customer base which includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based Small Business Development Centers (SBDCs) and Small and Medium Enterprises (SMEs). The addition of these types of customers generally represents a higher level of business risk than do national government customers. Accordingly, management evaluates the realization of accounts receivable specific to this new customer base by using a percentage of sales revenue as the basis for its allowance for doubtful accounts applied consistently among all contracts generated from the new customer base. As of June 30, 2008 the allowance for doubtful accounts was $286,000.

Recent Accounting Pronouncements

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (FASB) issued State of Financial Accounting Standards (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued Staff Position 142-3 (FSP FAS 142-3), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2008

NOTE 3 - EQUITY ISSUANCES

In 2008 the Company issued:

•	183,333 shares of stock for compensation valued at $333,666; and

•	410,999 shares of common stock for services valued at $748,018.

•	92,174 shares of stock for cash valued at $123,274.

•	584,111 shares of stock for service valued at $700,915.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008 the Company issued 1,000,000 shares of stock for services valued at $1.30.

NOTE 5 - RECLASSIFICATION

Certain amounts in the prior period consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period consolidated financial statements.

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

Overview

IBSG International, Inc. (IBSGI) is a holding company for four software subsidiaries: Intelligent Business Systems Group, Inc. (IBSG), a provider of turn-key digital service center software; Secure Blue, a Sarbanes-Oxley (SOX) and security software solution provider, and Intelligent Business Systems Development Inc. (IBSD), a software development, maintenance and data storage company and IBSGI UK, LTD. (IBSGI UK), a consultant company focused on development of informational technology (IT) projects for multi-national corporations.

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

IBSD provides ongoing support for our other subsidiaries; IBSG, Secure Blue, and IBSGI UK. The subsidiary provides development, system support and secure data storage, and maintains offices in both the US and India, where its current offshore development and support team is located.

IBSGI UK, a United Kingdom based subsidiary, provides business development and support to IBSGI’s international projects. IBSGI UK maintains relationships with several international government officials at the ministry/secretary level as well as international corporations’ offset programs and provides IT projects for these corporations. IBSGI UK is engaged in international business development and consultancy in the technology sector. IBSGI UK’s participates in international e-commerce platform (BizWorld Pro, copyrighted and trade mark protected) projects for Small-Midsized Enterprises ‘SMEs’. IBSGI’s relationship with IBSGI UK has already produced a project in South Africa along with opportunities for similar projects in Africa, Europe, and India.

As software providers, system integrators and application service providers, IBSG generates revenue from license sales, system modifications, systems support, and a percentage of monthly customer fees if and when a license is sold. The typical IBSG license agreement has a five-year term; however, the agreements are updated annually and have historically been renewed upon expiration. Secure Blue is currently a dormant subsidiary and the SOX solution is anticipated to be incorporated into the BizWorld Solution and offered as a Sarbanes-Oxley solution for an additional monthly cost per business as an optional feature. IBSGI UK, in conjunction with IBSGI, generates all international contract revenues. IBSD supports the business initiatives of all other subsidiaries and IBSGI and does not generate revenue.

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

General

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and interpreted by the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. The Company has also adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.

The Company does not recognize revenue on software related transactions on single element arrangements and on each element of a multiple element arrangement until all of the following criteria are met:

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

Master license arrangements typically represent large value “multiple element” arrangements where the multi-year term license is packaged only in the first year with post contract support (PCS) and certain professional services. PCS includes technical support, maintenance, enhancements, upgrades and, in some cases system access. Satellite license arrangements are typically structured similarly to the corresponding master license but the fees are less as it is technically a sub-contract of the master license. Master license holders can accept delivery either by electronic download to their system or by accessing their software residing on our system through the Internet. Only minimal installation and training is required. PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis. Professional services include training and installation services are accounted for separately as they are not considered essential to the functionality of the software.

License Revenue

License revenues are primarily generated from the sale of multi-year master license agreements to SBDCs (or their profit making equivalents) and other potential master licensees. License arrangements are typically sold with the PCS being delivered in the first year only. PCS subsequent to year one is optional and renewable at a customer’s discretion on an annual basis. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes in year one only.

Our revenue recognition policy for multiple-element arrangements, as described above, generally results in 65% of arrangement fee in year one being allocated to license revenue, the delivered element. Recognition of license revenue occurs in the first month, once all the recognition criteria discussed above are met. License revenue is intended to cover the initial development cost and testing of the software and the system.

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

Market for our products

The potential market for the BizWorld Pro includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises. Alternatively, the potential markets for Secure Blue are public companies which are required to establish internal control systems or companies that require tracking of sensitive files. All current and projected revenues for the Company are associated with the digital commerce platform, BizWorld Pro and the recurring revenues projected from both license revenues and on going monthly subscription fees from small to mid-sized enterprises. The projected market size for BizWorld Pro is greater than $15 billion annually. No assurances can be made that such market shall be realized or result in profitability.

The market for the BizWorld Pro includes state operated small business development centers (or their profit making equivalents), business organizations such as chambers of commerce, large corporations, and other entities which seek to help small and medium size businesses succeed. When IBSG sells a master license to a state small business development center or business association (i.e. chambers of commerce), that entity can sell “satellite-licenses” to the other vertical markets in their respective states or markets, from which IBSG, Inc. or IBSGI UK may derive incremental revenue. This market represents a projected $2.5-$3.5 billion exclusive of international application. No assurances can be made that such market shall be realized or result in profitability.

Small Business Development Centers (SBDCs)

Many states, in the United States (US), operate Small Business Development Centers funded by a combination of US Small Business Administration and state resources. The purpose of these centers is to provide a range of assistance and training to the small and mid-size business sector. Many of the SBDCs have a profit making equivalent or are partners in a profit making entity. We currently have a license agreement with 11 such entities.

Fortune 1000 Corporations

Master license holders seek to sell Corporate Sponsor satellite licenses to Fortune 1000 corporations for procurement purposes (i.e. RFPs or Tenders thru award of a bid). The license price is dependent on the size of the corporation and the number of RFPs/Tenders issued. The license provides the Corporation with unlimited access to the constituent’s pool of SMEs in order to facilitate the large corporation's recruitment of small businesses as vendors. The System platform permits end users to interact not only with these large corporations, but also among each other.

Government Agencies

Other government agencies routinely purchase a satellite license to use the system for procurement purposes. When these licenses are sold they are primarily for use of the Bid Management functions of the system. This is/has been viewed by many local government municipalities and ministries (internationally) as a means of centralizing all procurements activities. As such, any government vendor or vendor of a municipality would be compelled to join the platform as a subscriber in order to be positioned for future government RFPs/tenders.

Business Associations

The BizWorld Pro is licensed to other business associations such as local Chambers of Commerce, which has membership or offer services to small and medium size businesses as a way of providing additional services and generates additional revenues.

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

Secure Blue Markets

Secure Blue targets small to mid size cap public companies. Because of the broad encompassing nature of the SOX legislation, any private company doing business with a public company, both in the US and abroad, must be SOX compliant for those records dealing with that business. This market represents a projected value of $3-$4 billion. Currently in the US there are an estimated 10,000 small cap companies and over 10,000 private companies doing business with public companies. No assurances can be made that such market shall be realized or result in profitability.

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

Sales & Market Strategy

IBSG’s marketing efforts primarily consists of “word of mouth” referrals from existing or potential customers, targeted prospect awareness campaigns, various conventions and trade shows and cold calling entities with resources and marketing research. The most effective and powerful marketing tool is the demonstration of the system and its comprehensive features. We have determined that demonstrations and contract negotiations are most effective when handled on a personal basis.

To achieve our growth plans, IBSG and IBSGI UK needs to employ more business developers, present a more visible presence at conventions, accelerate contract implementation, and acquire and import database information of SMEs/vendors from license holding entities. We also anticipate the need to provide enhanced training and marketing services to our customers, which can best be achieved by acquiring existing service companies with expertise in that field. Additional technical staff will accelerate contract implementation and add-on work (system modifications) as the customer base is extended. There can be no assurance that we will be able to meet our growth plans or have sufficient financial resources to provide the enhanced services.

Secure Blue was launched in mid-April of 2005. One month later in May 2005, we began a series of online, live demonstrations to potential channel partners (i.e. accounting and law firms, brokerage firms and potential end users). Our distribution strategy has been to develop third-party channels to publicly traded companies through professional advisors. These include investor relations firms, law firms, accountancy firms, banks, compliance consultancies, corporate finance advisors, venture capital companies and other strategically important organizations. We are approaching these potential channel partners individually and demonstrating SOX Pro live online to create a dialogue leading to long-term business partnerships. We will continue to focus our sales activity on third-party channels until we are satisfied we can achieve significant traction in the market place.

We continue to promote and demonstrate SOX Pro to potential end-users where appropriate. In the longer term we have plans to build a specialist direct sales team focused on specific target sectors within the small/mid cap market selling direct or providing qualified leads to our channel partners. There can be no assurance that Secure Blue will be able to establish satisfactory channels of distribution for its product or that the product will generate success in the marketplace.

Marketing, Sales and Support

We market our products primarily through direct contact of potential customers, referrals from existing customers or potential customers and conferences that are market specific. The key to the marketing of the various products is the ability under the BizWorld product to enable customers to act as channel partners through the ability to sell satellite-licenses of the system and provide revenue generating digital service centers to their customers or members. By utilizing the existing relationships between the various government agencies and/or corporate and business associations and the end user, individual small-mid size businesses (enterprises), referred to as SMEs, the Company market through the licensing entities existing marketing or public relations communication lines rather than directly to the SMEs. This is marketing practice is critical to the long term revenue stream established by the Company. End user pay a monthly subscription fee which are based on a minimum of $20/month/SME (€20 /month in the European countries) of which the Company average revenue share is 50%-55%.

Secure Blue uses a direct market application focusing primarily on the small cap public companies. Secure Blue seeks to establish channel partner arrangements with investor relation firms that primarily target the small cap market. Secure Blue also seeks to expand its marketing efforts to include telemarketing, and direct target contact through telemarketing firms that specializes in software sales. There can be no assurance that Secure Blue will be able to establish satisfactory channels of distribution for its product, or that the product will generate success in the marketplace. Secure Blue also seeks to expand its marketing efforts to include marketing support for both channel partners and direct sales using PR, advertising, and direct marketing techniques, once the basic distribution infrastructure is in place. Our aim is to make SOX Pro the preferred SOX solution within the small/mid cap market, to prepare the marketplace for our channel partners, and to generate good quality, qualified leads for the sales teams.

IBSG will employ several consultant services to secure independent programming contracts. The Company will also employ a small force of business developers to develop direct business for the Company. Most of IBSD's revenue is derived from sub contracting opportunities in the areas of maintenance, hosting, and support for IBSGI's other subsidiaries.

Customer Support

Our management believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn will enhance our reputation and generate repeat orders. In addition, we believe that customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development. IBSG and IBSGI UK provides toll free and web site support. However, the first line of support is built into the systems through a virtual trainer and self diagnostic feature which is enhanced by the system’s ability to provide instructions to navigate a user error or auto report a potential system “bug”. When a system “bug” is detected, it is directed to the technical center’s program team which can correct the anomaly on-line and auto down load the correction to all systems. The virtual trainer describes the purpose of each page to the end user, uses animation to instruct the end user on how to complete the page, and provides suggestions on where to go to next in the system. This should provide for minimum end user confusion which statistically makes up the majority of on-line help calls (Microsoft 2005; Oracle 2006).

Secure Blue believes that effective and speedy customer support is crucial to the long-term success of SOX Pro. As a mission-critical application, SOX Pro must be totally reliable and the support available must be of the highest order, including 24/7 support as an integral part of the SOX Pro package with an ongoing annual fee based upon a percentage of the first years license cost. Our team, based in Florida, will provide technical support for end users and channel partners.

Research and Development

We believe that our success will depend in large part on our ability to maintain and enhance our current product lines, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. Our management and technical team under IBSD are constantly searching for frontier technology from numerous sources and maintain relationships with several larger technology firms, such as Microsoft, as a test bed for emerging technologies. Additionally, the business development and project implementation teams from both IBSG and IBSGI UK request and receive comments on desired functionality or system changes from not only the Company’s customers but the customer’s customer. Our management also intends to hold focus groups by taking a sample population of customers and discussing in an open forum the potential revisions of the various systems.

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

The marketplace is full of so-called point products offering solutions to various elements of Sarbanes-Oxley compliance. Virtually all of these solutions are heavily biased in price and complexity toward the larger corporation. Secure Blue has a major cost advantage over the competition and is a more comprehensive SOX solution. We have built the solution on a comprehensive and proven security software solution and added sophisticated enhancements such as the PDA access for compliant and sub compliant officers to have access to data on activity of sensitive information. This provides our customer with the required base criteria of SOX which is a secure network with sophisticated functionality of SOX specific monitoring. The majority of the competition has established distribution infrastructures built on a range of existing and complementary products. We are confident that we can leverage the success of the other subsidiary, IBSG, and their network. Once our third-party channel network is established we will focus on attempting take a significant share of the small-mid cap company market.

Results of Operations for the Three and Six months ended June 30, 2008 and 2007

The Company had $4,424,798 of revenue for the three months ended June 30, 2008 compared to $3,058,544 for the three months ended June 30, 2007, an increase of $1,366,254 or 45%. The Company reflected an increase in sales revenues for the six months ended June 30, 2008 of $9,204,552 compared to sales revenues for the six months ended June 30, 2007 of $6,089,260, an increase of $3,115,292, or 52%. The increase was due to additional satellite contracts closing for the six months. The Company had deferred revenues as of June 30, 2008 of $9,476,343 of which $4,481,343 was classified as current.

Operating Expenses for the Three and Six months ended June 30, 2008 and 2007

The Company had general and administrative expenses of $2,322,799 for the three months ended June 30, 2008 compared to $959,399 for the three months ended June 30, 2007, an increase of $1,363,400 or 143%. The primary reason for this increase was due to an increase of consulting services of 1,290,060. The Company had general and administrative expenses of $5,241,293 for the six months ended June 30, 2008 compared to $2,064,949 for the six months ended June 30, 2007, an increase of $3,176,344, or 154%. This increase is a reflection of increased stock based compensation of $1,777,081, as well as additional costs associated with European Stock Exchange of $1,200,000 for the six months ended June 30, 2008.

The Company had net income for the three months ended June 30, 2008 of $1,265,048 compared to $1,882,011 for the three months ended June 30, 2007, a decrease of $616,963 or 33%. The decrease was due primarily from the additional tax provision as well as general and administrative costs somewhat offset by increased sales. The Company had net income for the six months ended June 30, 2008 of $2,396,258 as compared to $2,946,277 for the six months ending June 30, 2007, a decrease of $550,019 or 19%. The decrease was due primarily from the additional tax provision as well as increases in general and administrative costs somewhat offset by increased revenue.

Other Expense for the Six months ended June 30, 2008 and 2007

The Company had no other income for the three months ended June 30, 2008 and other interest income for the three months ended June 30, 2007 of $32, 941. The Company had no other income for the six months ended June 30, 2008 and other interest income for the six months ended June 30, 2007 of $65,893.

Liquidity and Capital Resources

We believe the proceeds from accounts receivables and the reserves will generate sufficient cash in assisting with the operating needs of the Company. The Company allocates, informally, approximately $6 million in “reserve” with the balance of cash equal to the average quarterly operational cash expenses. This reserve is anticipated to be used for contract acquisition, expansion of operations (inclusive of possible acquisitions) and implementing a stock buy back plan, The Company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

Our current accounts receivable are as follows at June 30, 2008:

South Africa	$21,956,218
Kenya	3,085,000
Other	5,125,837

30,167,055
Allowance for bad debt	(286,000)

Accounts receivable, net of bad debt	$29,881,055

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

Our contracts with customers who are state government agencies or quasi government business associations and revenue recognition policies accommodate their protracted payment process. We may have to curtail our operations if we do not have sufficient funds to pay for the expenses of operating our business. The Company will use additional commercial market opportunities to offset the slow pay nature of the lucrative government contract market. The Company’s current and projected acquisitions will expand the Company’s retail and private sector markets which should create a blend of payment cycles between the secured government markets and the commercial markets.

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

The software industry is characterized by rapid technological change. To remain competitive, we must continue to improve our existing products to meet the needs of our customers. We cannot assure you that new products offered by our competitors may not prove attractive to our clients and potential clients and adversely affect our future revenues. Our failure to adequately protect our proprietary rights could adversely affect our ability to compete effectively. We rely on a combination of contracts, copyrights, continued evolution of our core product(s) and other security measures in order to establish and protect our proprietary rights. We can offer no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary technology or duplicate our products.

A considerable amount of judgment is required when we assessed the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts might be required. A provision for doubtful accounts would initially be recorded based on our historical experience, and then adjusted at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider (i) the type of entity (government, commercial, retail) and the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry, whether the entity is a national government, as well as general economic conditions, among other factors. National governments accounts are characterized as fully collectible and for which our contract terms and revenue recognition policies accommodate their protracted payment process. The bulk of our historic client base is primarily composed of national governments; our periodic valuations do not indicate that an allowance for doubtful accounts was necessary at this time.

Licenses held by satellite license holders that are non-government entities are mandated to adhere to a wide range of government compliance regulations. As such, should a satellite license holder of a government master license holder fall into a non compliance state, payments may, without previous knowledge or forewarning, be interrupted. The myriad of possible domestic or international compliance regulations makes it impossible to determine if a satellite license holder is compliant or sufficiently compliant. As such, if a satellite license holder falls into a non compliance status with their respective governments, it could affect payments due to the Company.

In the first quarter of 2007, the Company expanded its customer base outside of national governmental accounts. Due to this expansion, management reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this customer. This customer base includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDCs and SMEs. The addition of these customer types generally represents a higher level of business risk than do national government customers. Management has modified its estimates specific to this customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but is applied to the new customer types. The percentage is applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. As of June 30, 2008 that amount was $286,000.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended June 30, 2008.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

IBSG INTERNATIONAL, INC.

Date: August 14, 2008	By:	/s/ Michael Rivers
Michael Rivers
President, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: August 14, 2008	By:	/s/ Geoffrey Birch
Geoffrey Birch
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.