Form 10-Q
period 2008-09-30
IBSG INTERNATIONAL INC
filed 2008-11-14
CIK 1031905

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29587

IBSG INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Florida	65-0705328
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1132 Celebration Blvd., Celebration, FL 34747

(Address and Zip Code of Principal Executive Offices)

Registrant’s Telephone Number: (321) 939-6321

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐    Accelerated filer    ☐    Non–Accelerated filer    ☐    Small Business Issuer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common stock, $0.001 par value	12,476,538

IBSG INTERNATIONAL, INC.

PART I FINANCIAL INFORMATION

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$8,952,415	$2,138,496
Accounts receivable, net	24,471,255	20,673,831
Prepaid expenses	1,367,979	1,402,274

Total Current Assets	34,791,649	24,214,601

FURNITURE, FIXTURES AND SOFTWARE, NET	425,182	703,024

OTHER ASSETS
Accounts receivable, net of current portion	4,995,000	6,195,000
Note receivable	1,868,215	1,802,324
Other assets	141,385	141,665
Deferred consulting services	1,457,398	2,350,375
Deferred tax asset, net	1,717,127	350,000

Total Other Assets	10,179,125	10,839,364

TOTAL ASSETS	$45,395,956	$35,756,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,183,588	$878,770
Income tax payable	3,810,441	1,026,350
Deferred revenue	3,253,192	3,711,347
Deferred tax liability, net	1,342,176	914,137

Total Current Liabilities	9,589,397	6,530,604

Deferred revenue, net of current portion	4,995,000	4,995,000

TOTAL LIABILITIES	14,584,397	11,525,604

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock authorized 100,000,000 shares at $0.001 par value; 12,436,621 and 9,685,052 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	12,438	9,686
Additional paid-in capital	23,629,185	20,160,045
Retained earnings	7,169,936	4,061,654

Total Stockholders’ Equity	30,811,559	24,231,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,395,956	$35,756,989

The accompanying notes are an integral part of these consolidated financial statements.

IBSG International, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$3,728,152	$3,989,135	$12,932,704	$10,144,286
Cost of Sales	89,093	89,093	267,279	267,279

Gross Profit	3,639,059	3,900,042	12,665,425	9,877,007
General and Administrative	2,471,094	2,390,465	7,712,386	4,455,414

Income from Operations	1,167,965	1,509,577	4,953,039	5,421,593
Interest Income	—	32,947	—	98,838

Net Income Before Provision of Income Taxes	1,167,965	1,542,524	4,953,039	5,520,431
Provision for Income Taxes	(455,941)	(722,195)	(1,844,757)	(2,166,585)

Net Income	$712,024	$820,329	$3,108,282	$3,353,846

Net Income Per Share – Basic/Diluted	$0.06	$0.10	$0.29	$0.43

Weighted Average Number of Shares Outstanding During the Period – Basic/Diluted	11,314,750	7,845,131	10,694,051	7,740,306

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$3,108,282	$3,353,846
Adjustments to reconcile net income to net cash used by operating activities:
Deferred consulting fee	892,977	892,996
Bad debt expense	—	286,000
Amortization and depreciation expense	282,402	288,890
Amortization and deferred interest	—	(98,838)
Stock issued for services	2,948,618	775,596
Changes in operating assets and liabilities:
Accounts receivable	(2,597,424)	(7,613,004)
Prepaids	34,295	(112,306)
Note receivable	(65,891)	—
Other assets	280	(301,180)
Deferred tax, asset, net	(1,367,127)	2,113,800
Accounts payable and accrued expenses	238,927	(188,398)
Accrued interest payable	65,891	—
Income tax payable	2,784,091	1,769,912
Deferred revenue	(458,155)	(467,900)
Deferred tax liability, net	428,039	(1,192,600)

Net Cash Provided by in Operating Activities	6,295,205	(493,186)

CASH FLOWS FROM USED INVESTING ACTIVITIES:
Purchase of fixed assets	(4,560)	(15,554)

Net Cash Used in Investing Activities	(4,560)	(15,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	—	25,000
Payments on capital leases	—	(4,031)
Common stock issued for cash	523,274	2,805,513

Net Cash Provided by Financing Activities	523,274	2,826,482

NET INCREASE IN CASH	6,813,919	2,317,742
CASH AT BEGINNING OF PERIOD	2,138,496	963,646

CASH AT END OF PERIOD	$8,952,415	$3,281,388

	For the Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IBSG INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2008

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

Certain amounts in the prior period consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period consolidated financial statements

e.	Revenue Recognition

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

Our accounts receivables from customers are as follows at September 30, 2008:

	South Africa	Kenya	Other	Allowance	Total
Balance as of December 31, 2007	$16,239,493	$6,650,000	$4,265,338	$(286,000)	$26,868,831

Increases to accounts receivable:
Recognition of revenue in the current period	10,654,808	1,586,507	691,389	—	12,932,704
Realization of revenue (from deferred revenue) in the current period	(2,654,459)	(486,507)	219,850	—	(2,921,116)
Recognition of deferred revenue in the current period	1,798,151	—	200,000	—	1,998,151

Total increases to accounts receivable	9,798,500	1,100,000	1,111,239	—	12,009,739

Total reductions to accounts receivable	(4,893,275)	(4,415,000)	(104,040)	—	(9,412,315)

Accounts receivable as of September 30, 2008	21,144,718	3,335,000	5,272,537	(286,000)	29,466,255

Less current portion of accounts receivable, net	18,782,218	3,335,000	2,640,037	(286,000)	24,471,255

Accounts receivable, net of current portion	$2,362,500	$—	$2,632,500	$—	$4,995,000

NOTES 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No.162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

NOTE 4 - EQUITY ISSUANCES

In 2008 the Company issued:

•	183,333 shares of common stock for service valued at $333,666, and

•	410,999 shares of common stock for services valued at $748,018.

•	92,174 shares of common stock for cash valued at $123,275.

•	584,111 shares of common stock for services valued at $700,933.

•	1,100,000 shares of common stock for service valued at $1,166,000.

•	380,952 shares of common stock in cash valued at $400,000.

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

Market for our products

The potential market for the BizWorld Pro includes any entity that has a customer, vendor or membership base comprised of small to mid size business enterprises. Alternatively, the potential markets for Secure Blue are public companies which are required to establish internal control systems or companies that require tracking of sensitive files. All current and projected revenues for the Company are associated with the digital commerce platform, BizWorld Pro and the recurring revenues projected from both license revenues and ongoing monthly subscription fees from small to mid-sized enterprises. The projected market size for BizWorld Pro is greater than $15 billion annually. No assurances can be made that such market shall be realized or result in profitability.

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

IBSG will employ several consultant services to secure independent programming contracts. The Company will also employ a small force of business developers to develop direct business for the Company. Most of IBSD’s revenue is derived from sub contracting opportunities in the areas of maintenance, hosting, and support for IBSGI's other subsidiaries.

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

Results of Operations for the three and nine months ended September 30, 2008 and 2007

The Company had $3,728,152 of revenue for the three months ended September 30, 2008 compared to $3,989,135 for the three months ended September 30, 2007, a decrease of $260,983. The Company reflected revenues for the nine months ended September 30, 2008 of $12,932,704 compared to sales revenues for the nine months ended September 30, 2007 of $10,144,286, an increase of $2,788,418. The increase was due to additional satellite contracts closing in 2008. The Company had deferred revenues as of September 30, 2008 of $8,248,192 of which $3,253,192 is classified as current.

Operating Expenses for the three and nine months ended September 30, 2008 and 2007

The Company had general and administrative expenses of $2,471,094 for the three months ended September 30, 2008 compared to $2,390,463 for the three months ended September 30, 2007, an increase of $80,631 or 3%. The primary reason for this increase was due to an increase of consulting services. The Company had general and administrative expenses of $7,712,386 for the nine months ended September 30, 2008 compared to $4,455,414 for the nine months ended September 30, 2007, an increase of $3,256,972, or 73%. This increase is a reflection of increased stock based compensation of $1,777,081 as well as additional costs associated with European Stock Exchange of $1,200,000 for the nine months ended September 30, 2008.

The Company had net income for the three months ended September 30, 2008 of $712,024 compared to $820,329 for the three months ended September 30, 2007, a decrease of $108,305 or 13%. The decrease was due primarily from the decrease in revenue as well as increases in general and administrative costs. The Company had net income for the nine months ended September 30, 2008 of $3,108,282 as compared to $3,353,846 for the nine months ending September 30, 2007, a decrease of $245,564 or 7%. The decrease was due primarily from the additional increases in general and administrative costs offset somewhat by increases in revenues.

Other Expense for the Nine months ended September 30, 2008 and 2007

The Company had no other income for the three months ended September 30, 2008 and other interest income for the three months ended September 30, 2007 of $32,947. The Company had no other income for the nine months ended September 30, 2008 and other interest income for the nine months ended September 30, 2007 of $98,838.

Liquidity and Capital Resources

We believe the proceeds from accounts receivables and cash reserves will be sufficient in assisting with the operating needs of the Company. The Company allocates, informally, approximately $6 million in “reserve” with the balance of cash equal to the average quarterly operational cash expenses. This reserve is anticipated to be used for contract acquisition, expansion of operations (inclusive of possible acquisitions) and implementing a stock buyback plan. The Company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

Our current accounts receivable are as follows at September 30, 2008:

South Africa	$21,144,718
Kenya	3,335,000
Other	5,272,537

29,752,255
Allowance for bad debt	(286,000)

Accounts receivable, net of bad debt	$29,466,255

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

In the first quarter of 2007, the Company expanded its customer base outside of national governmental accounts. Due to this expansion, management reevaluated its policies for establishing an allowance for doubtful accounts and sales return allowance specific to this customer. This customer base includes state sponsored economic development councils and other quasi-governmental agencies along with corporate based SBDCs and SMEs. The addition of these customer types generally represents a higher level of business risk than do national government customers. Management has modified its estimates specific to this customer base to use a percentage of sales revenue as the basis for its allowance. Management believes that this change better addresses the diverse nature of its future customer base. This allowance is not established for any particular customer but is applied to the new customer types. The percentage is applied consistently among all contracts generated from new customer types. Management has determined that 5% of sales should provide an adequate allowance. As of September 30, 2008 that amount was $286,000.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation. The Board of Directors has determined that Director Geoffrey Birch has the expertise to be financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934. Mr. Birch is not independent within the meaning of Item 7(d)(iv) of Schedule 14A under the Exchange Act. The Board of Directors anticipates when an audit committee is impaneled; Mr. Birch will serve on that committee in that capacity.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

Item 1A - Risk Factors

We have reviewed the risk factors previously disclosed in our Annual Report on Form 10–KSB for the year ended December 31, 2007 and in earlier filings. We believe there are no changes that constitute material changes from the risk factors previously disclosed. In Addition, please see “Factors That Could Affect Future Results” above.

Item 2. Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended September 30, 2008.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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

IBSG INTERNATIONAL, INC.

Date: November 14, 2008	By:	/s/ Michael Rivers, PhD
Michael Rivers, PhD Chairman, Chief Executive Officer

IBSG INTERNATIONAL, INC.

Date: November 14, 2008	By:	/s/ Geoffrey Birch
Geoffrey Birch Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.